Form 10-Q
period 1999-09-30
CLASSIC COMMUNICATIONS INC
filed 1999-11-15
CIK 1069602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO__________

                        COMMISSION FILE NUMBER: 1-15427


                          CLASSIC COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE
     (STATE OR OTHER JURISDICTION                       74-2630019
   OF INCORPORATION OR ORGANIZATION)       (I.R.S. EMPLOYER IDENTIFICATION NO.)



                         515 CONGRESS AVENUE, SUITE 2626
                               AUSTIN, TEXAS 78701
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


       Registrant's telephone number, including area code: (512) 476-9095


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [ ] Yes           [X] No


     Number of shares of common stock of Classic Communications, Inc. outstanding as of November 15, 1999: 9,739,603.

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

       ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS OF CLASSIC COMMUNICATIONS, INC.

                 Consolidated Balance Sheets
                 Consolidated Statements of Operations
                 Consolidated Statements of Cash Flows
                 Notes to Unaudited Consolidated Financial Statements

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART II -- OTHER INFORMATION

       ITEM 1.   LEGAL PROCEEDINGS

       ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

       ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       ITEM 5.   OTHER INFORMATION

       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS OF CLASSIC COMMUNICATIONS, INC.

                          CLASSIC COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                  September 30,    December 31,
                                                                      1999             1998
                                                                  -------------    ------------
                                                                   (Unaudited)
ASSETS
Cash and cash equivalents                                         $   7,497          $   2,779
Accounts receivable, net                                              9,281              5,474
Prepaid expenses                                                      1,018                424
Property, plant and equipment                                       284,743            127,169
Accumulated depreciation                                            (54,517)           (39,977)
                                                                  ---------          ---------
                                                                    230,226             87,192

Deferred financing costs, net                                        21,501              8,919
Intangible assets:
 Subscriber relationships                                           190,753             95,180
 Franchise rights                                                   171,834             71,464
 Noncompete agreements                                               16,555              8,425
 Goodwill                                                            42,473             40,575
                                                                  ---------          ---------
                                                                    421,615            215,644
Less accumulated amortization                                       (83,662)           (65,828)
                                                                  ---------          ---------
                                                                    337,953            149,816
                                                                  ---------          ---------
              Total assets                                        $ 607,476          $ 254,604
                                                                  =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
 Accounts payable                                                 $     599          $     647
 Subscriber deposits and unearned income                              7,513              4,846
 Accrued expenses                                                    13,475              6,106
 Accrued interest                                                     6,501              5,883
 Long-term debt                                                     522,842            282,842
 Deferred taxes, net                                                 48,674              1,068
                                                                  ---------          ---------
              Total liabilities                                     599,604            301,392

Stockholders' equity (deficit):
 Common stock, voting                                                    82                 17
 Common stock, nonvoting                                                 15                 15
 Additional paid-in capital                                         126,103             30,464
 Unearned compensation                                                   --             (1,920)
 Accumulated deficit                                               (118,328)           (75,364)
                                                                  ---------          ---------
              Total stockholders' equity (deficit)                    7,872            (46,788)
                                                                  ---------          ---------
              Total liabilities and stockholders' equity
                  (deficit)                                       $ 607,476          $ 254,604
                                                                  =========          =========

See notes to unaudited consolidated financial statements.

                          CLASSIC COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (in thousands, except
                                per share data)
                                   (Unaudited)


                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                                    1999             1998              1999             1998
                                             -------------------------------------------------------------------
Revenues                                          $   33,105      $  18,190         $  72,391        $  50,404

Operating expenses:
Programming                                            8,845          4,673            19,272           12,891
Plant and operating                                    3,645          2,198             8,046            6,063
General and administrative                             5,518          2,811            11,273            8,168
Marketing and advertising                                503            216               955              555
Corporate overhead                                     7,406          1,499             9,131            2,758
Depreciation and amortization                         14,209          7,513            32,305           21,682
                                                  ----------     ----------         ---------        ---------
Total operating expenses                              40,126         18,910            80,982           52,117
                                                  ----------     ----------         ---------        ---------
Loss from operations                                  (7,021)          (720)           (8,591)          (1,713)

Interest expense                                     (12,859)        (6,637)          (27,851)         (17,134)
Other income                                              95             57               110              121
                                                  ----------     ----------         ---------        ---------
Loss before income taxes and
 extraordinary item                                  (19,785)        (7,300)          (36,332)         (18,726)
Income tax benefit                                       --             678                --            1,719
                                                  ----------     ----------         ---------        ---------
Loss before extraordinary item                       (19,785)        (6,622)          (36,332)         (17,007)

Extraordinary loss on extinguishment
 of debt                                              (6,632)        (5,524)           (6,632)          (5,524)
                                                  ----------     ----------         ---------        ---------
Net loss                                          $  (26,417)    $  (12,146)        $ (42,964)       $ (22,531)
                                                  ==========     ==========         =========        =========
Basic and diluted loss per share:
Loss applicable to common stockholders
 before extraordinary item                        $    (2.42)    $    (3.27)        $   (7.85)       $   (8.37)
Extraordinary loss on extinguishment of debt           (0.81)         (2.10)            (1.43)           (2.16)
                                                  ----------     ----------         ---------        ---------
Loss per share applicable to common
 stockholders                                     $    (3.23)    $    (5.37)        $   (9.28)       $  (10.53)
                                                  ==========     ==========         =========        =========

See notes to unaudited consolidated financial statements.

                          CLASSIC COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                                -----------------------------
                                                                                                    1999           1998
                                                                                                -----------------------------
OPERATING ACTIVITIES
Net
loss                                                                                              $ (42,964)     $  (22,531)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Provision for doubtful accounts                                                                      916             642
   Depreciation                                                                                      14,471           8,650
   Amortization of intangibles                                                                       17,834          13,032
   Amortization of deferred financing costs                                                             810             802
   Discount accretion on long-term debt                                                               6,517           1,565
   PIK interest on Senior Subordinated Promissory Notes                                                  --             435
   Non-cash compensation                                                                              1,920             776
   Deferred tax benefit                                                                                  --          (1,719)
   Extraordinary loss                                                                                 6,632           5,524
   Change in operating assets and liabilities:
        Accounts receivable                                                                          (1,823)         (1,300)
        Prepaid expenses                                                                                (98)            287
        Accounts payable                                                                             (1,752)           (503)
        Subscriber deposits and unearned income                                                         326           1,727
        Accrued expenses                                                                                386            (565)
        Accrued interest                                                                                618           1,062
Net Cash provided by (used in) operating activities                                               ----------     ----------
                                                                                                       3,793          7,884
INVESTING ACTIVITIES
Payments for other intangibles                                                                          (425)            --
Acquisition of cable television systems                                                             (291,942)       (41,747)
Purchase of property, plant and equipment                                                            (15,971)        (7,658)
                                                                                                  ----------     ----------
Net cash provided by (used in) investing activities                                                 (308,338)       (49,405)

FINANCING ACTIVITIES
Proceeds from long-term debt                                                                         420,500        281,208
Repayment of long-term debt                                                                         (187,377)      (190,292)
Repayment of subordinated indebtedness                                                                    --         (4,458)
Repayment of promissory notes                                                                             --           (650)
Payment of premium on redeemed notes                                                                    (860)            --
Financing costs                                                                                      (18,704)        (8,884)
Redemption of preferred stock                                                                             --        (31,023)
Cash dividends paid on preferred stock                                                                    --            (93)
Sales of common stock                                                                                 95,704             50
Repurchase of common stock                                                                                --           (125)
                                                                                                  ----------     ----------
Net cash provided by (used in) financing activities                                                  309,263         45,733

Increase (decrease) in cash and cash equivalents                                                       4,718          4,212
Cash and cash equivalents at beginning of period                                                       2,779            616
                                                                                                  ----------     ----------
Cash and cash equivalents at end of period                                                        $    7,497     $    4,828
                                                                                                  ==========     ==========

See notes to unaudited consolidated financial statements.

                          CLASSIC COMMUNICATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999


1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Classic Communications, Inc. ("CCI"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended
December 31, 1999.

For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in CCI's Amendment No. 1 to Form S-1 Registration Statement (dated November 15, 1999).

2. ACCOUNTS RECEIVABLE

     The activity in CCI's allowance for doubtful accounts for the nine months ending September 30, 1999 and 1998 is as follows (in thousands):

                             BALANCE AT    CHARGED TO                   BALANCE AT
                             BEGINNING      COSTS AND                     END OF
FOR THE NINE MONTHS ENDED    OF PERIOD      EXPENSES      DEDUCTIONS      PERIOD
-------------------------    ----------    ----------     ----------    ----------
September 30, 1999........   $ 737            916            (915)       $ 738
September 30, 1998........     262            642            (581)         323

3. INCOME TAXES

     CCI did not record an income tax benefit for the nine months ended September 30, 1999. The effective tax rates for the nine months ended September 30, 1999 and September 30, 1998 differ primarily due to an increase in the valuation allowance on deferred tax assets. CCI believes it is more likely than not that such deferred tax assets will not be utilized in the near term.

     CCI's benefit for income taxes differs from the amount computed by applying the statutory rate to loss before income taxes primarily due to the impact of permanent differences, an increase in the valuation allowance and other items as discussed above.

4. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                               SEPTEMBER 30                SEPTEMBER 30
                                                                          ----------------------      ----------------------
                                                                            1999          1998          1999          1998
Loss before extraordinary item ......................................     $(19,785)     $ (6,622)     $(36,332)     $(17,007)
Preferred stock dividends ...........................................           --          (360)           --        (2,542)
Accretion of discount on preferred stock ............................           --        (1,586)           --        (1,869)
                                                                          --------      --------      --------      --------
Loss applicable to common stockholders before extraordinary item ....     $(19,785)     $ (8,568)     $(36,332)     $(21,418)
                                                                          ========      ========      ========      ========

Net loss ............................................................     $(26,417)     $(12,146)     $(42,964)     $(22,531)
Preferred stock dividends ...........................................           --          (360)           --        (2,542)
Accretion of discount on preferred stock ............................           --        (1,586)           --        (1,869)
                                                                          --------      --------      --------      --------
Loss applicable to common stockholders ..............................     $(26,417)     $(14,092)     $(42,964)     $(26,942)
                                                                          ========      ========      ========      ========

Weighted-average shares outstanding .................................        8,258         3,071         4,937         2,870
Less unvested portion of restricted stock ...........................          (85)         (447)         (307)         (312)
                                                                          --------      --------      --------      --------
Adjusted weighted-average shares outstanding ........................        8,173         2,624         4,630         2,558
                                                                          ========      ========      ========      ========
Basic and diluted loss per share:
Loss applicable to common stockholders before extraordinary item ....     $  (2.42)     $  (3.27)     $  (7.85)     $  (8.37)
Extraordinary loss on extinguishment of debt ........................     $  (0.81)     $  (2.10)     $  (1.43)     $  (2.16)
                                                                          --------      --------      --------      --------
Loss per share applicable to common stockholders ....................     $  (3.23)     $  (5.37)     $  (9.28)     $ (10.53)
                                                                          ========      ========      ========      ========

     Warrants to purchase 335,853 shares of common stock at $.001 per share outstanding during 1999 and 1998 were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive. Options to purchase 559,748 and 589,500 shares of common stock at an exercise price of $14.57 and $20.00 per share, respectively, granted in 1999 were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive.

5. BUFORD ACQUISITION

     On July 28, 1999, CCI's wholly-owned subsidiary, Classic Cable, acquired all of the outstanding stock and partnership interests of the Buford Group, Inc., for approximately $300 million in cash. The acquisition was financed through (a) the $95.7 million capital contribution from Brera Classic, LLC ("Brera") described in the Equity Investment section below, (b) the proceeds from Classic Cable's 1999 credit facility and (c) the proceeds from a private debt offering of $150 million of Classic Cable's 9.375% senior subordinated notes, which were registered in August 1999 as described below. The transaction is accounted for as a purchase transaction and the assets and liabilities assumed are recorded at fair value.

     The following summarized unaudited pro forma financial information assumes the Buford acquisition had occurred on January 1, 1999 and 1998, respectively and that the acquisition of certain systems of Cable One had occurred on January 1, 1998. The following pro forma information is not necessarily indicative of the results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it indicative of future operating results (in thousands, except per share data):

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         -----------------------
                                                            1999         1998
                                                            ----         ----
                                                               (UNAUDITED)
Revenues...............................................  $ 117,292    $ 108,612
Net loss before extraordinary item.....................    (41,780)     (22,234)
Net loss...............................................    (48,412)     (27,758)
Basic and diluted loss per share.......................  $   (4.97)   $   (2.97)

     The allocation of purchase price reflected in the September 30, 1999 consolidated balance sheet is preliminary. CCI has arranged to obtain an independent valuation of the Buford Group, Inc.'s property, plant and equipment and intangible assets. Management expects to receive the completed report during the fourth quarter of 1999.

6. LONG-TERM DEBT


     CCI's long-term debt consists of the following as of September 30, 1999 (in thousands):

          13 1/4% senior discount notes.................... $114,000
          Discount on 13 1/4% senior discount notes........  (45,488)
          9 7/8% senior subordinated notes.................   39,005
          Discount on 9 7/8% senior subordinated notes.....     (160)
          9 3/8% senior subordinated notes.................  150,000
          The 1999 credit facility.........................  265,000
          Other............................................      485
                                                            --------
               Total long-term debt........................ $522,842
                                                            ========


  REGISTRATION OF DEBT

     On August 24, 1999, the Registration Statements related to the Classic Cable 9.875% senior subordinated notes due in 2008 and the Classic Communications 13.25% senior discount notes due 2009 were declared effective with the Securities and Exchange Commission. On September 3, 1999, the Registration Statement of the Classic Cable 9.375% senior subordinated notes due 2009 was declared effective.

  CHANGE OF CONTROL OFFERS

     Pursuant to the change of control resulting from the Brera investment discussed below, and in accordance with the indentures of the note agreement, CCI and Classic Cable offered to redeem all of their outstanding 9.875% senior subordinated notes due 2008 and 13.25% senior discount notes due 2009. Classic Cable redeemed $86 million of the 9.875% senior subordinated notes due 2008 at 101% of face value plus accrued interest. This resulted in an extraordinary loss from the early extinguishment of debt in the third quarter of 1999 equal to the amount of the unamortized discount and financing costs on the notes and the 1% premium paid. Classic Cable borrowed $90.0 million under its credit facility to repurchase the tendered 2008 senior subordinated notes and to pay associated fees and expenses incurred as a result of the change of control offer. None of the 13.25% senior discount notes were tendered for redemption.

--------------------------------------------------------------------------------

  1999 CREDIT FACILITY

     Classic Cable entered into a $350 million credit facility in July 1999. The facility is composed of a Revolving Credit Facility of $75 million, Term Loan A of $75 million, Term Loan B of $100 million and a Term Loan C of $100 million. Interest is based upon either a LIBOR rate plus an applicable margin or, at Classic Cable's option, a base rate plus an applicable margin.


7. EQUITY

  EQUITY INVESTMENT

     On July 28, 1999, CCI sold 6,490,734 shares, or 64% of its voting common stock to Brera for $100 million. The proceeds were distributed as follows: $95.7 million was contributed to Classic Cable, $3.3 million was paid to Brera pursuant to management and advisory fee agreements, and approximately $750,000 was paid to Brera as reimbursement for certain of its fees and expenses incurred in connection with the investment. The agreement further provides that CCI is to pay an annual management fee of $250,000 to Brera until CCI is sold or closes an initial public offering, the first payment of which was made at the closing of the Buford agreement.

  STOCKHOLDERS' AGREEMENT

    Effective July 28, 1999, significant stockholders of CCI's outstanding stock entered into the 1999 stockholders' agreement which subjects the equity securities owned by these stockholders to a right of first offer to CCI and to other stockholders party to the stockholders' agreement. The agreement also contains preemptive purchase rights in favor of these stockholders in the event CCI issues or sells additional securities, other than in an initial public offering. The 1999 stockholders' agreement replaces the 1995 stockholders' agreement.

  STOCK OPTION GRANTS

    In August 1999, options to purchase 589,500 shares of Class A common stock were issued to a director and certain officers and key employees at an exercise price of $20.00 per share. These options have 10-year terms and vest ratably over four years.

8. RELATED PARTY TRANSACTIONS

    In accordance with various provisions of executive management's employment agreements, CCI made payments totaling approximately $5 million in relation to the Buford acquisition and change of control that resulted from the Brera equity investment. All payments to management were treated as a current period cost in the third quarter of 1999.

    In connection with the closing of the Brera equity investment, certain officers of CCI were granted stock options with a 10-year term to purchase 559,748 shares of common stock at an exercise price of $14.57 per share, which vest over a three-year period, or earlier upon certain defined liquidity events. The $14.57 exercise price represented the fair value of the common stock at the date the original Brera commitment was received and the date the commitment to grant such options was made to the officers.

    Additionally, the officers will receive options with a 10-year term to purchase 559,748 shares of Class B common stock at an exercise price equal to the initial offering price per share to the public of the Class A common stock in the stock offering described below. These options vest over a three year period, or earlier upon certain defined liquidity events.

    In connection with the Buford acquisition, CCI paid a transaction fee of $300,000 to The Austin Advisory, a financial consulting firm in which a former member of executive management is a principal.

9. SUBSEQUENT EVENTS

  STAR ACQUISITION

     On October 14, 1999, an indirect subsidiary of CCI entered into an agreement with Star Cable Associates ("Star"), to purchase substantially all of the assets of Star for approximately $110 million in cash and (1) $20 million in Series A cumulative redeemable convertible preferred stock (the "Preferred Stock") or (2), in the event of the consummation of the initial public offering ("IPO") of CCI's Class A voting common stock ("Class A Common Stock") prior to the closing of the Star acquisition, approximately 555,555 shares of Class A Common Stock of CCI. The Preferred Stock would have a stated value of $1,000 per share and rank senior to all classes of junior stock. The holders of the Preferred Stock would be entitled to cumulative cash dividends at a rate of 6% per annum for the first 18 months from the date of issuance, 8% per annum for the 19th month through the 23rd month from the date of issuance and 10% per annum for the 24th month and thereafter from the date of issuance, which dividends would be payable in two semi-annual installments on the last day of June and December of each year. All Preferred Stock would be converted into shares of Class A Common Stock in the event of the closing of an initial public offering at a conversion price of $36.00 per share. CCI would be able to convert all of the Preferred Stock at any time two years after the date of issuance of the Preferred Stock at a conversion price of $32.00 per share.

  STOCK TRANSACTIONS

     In October 1999, CCI approved an amendment to its Certificate of Incorporation. As a result and contingent on the stock offering discussed below, all shares of existing voting stock will convert into shares of Class B common stock and the terms of the nonvoting shares will be amended. In addition, a new class of common stock, Class A common stock, will be authorized. The shares of voting common stock will be converted to Class B common stock on a one-for-one basis. Each share of Class A common stock will receive one vote per share. Each share of Class B common stock will receive ten votes per share.

  THE 1999 OMNIBUS STOCK INCENTIVE PLAN

     In October 1999, the 1999 Omnibus Stock Incentive Plan was adopted contingent on the stock offering discussed below. Two million shares of Class A common stock are reserved for issuance under the plan. The plan provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock and performance shares. An award may consist of one arrangement or benefit or two or more of them in tandem or in the alternative. Under this plan, awards covering no more than 80% of the shares reserved for issuance under the plan may be granted to any participant in any one year.

  STOCK OFFERING

     In October 1999, the Board of Directors approved plans for CCI to register shares of its Class A common stock for sale to the public.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides additional information regarding the financial condition and results of operations of Classic Communications, Inc. ("CCI") for the nine months ended September 30, 1999 and 1998. This discussion should be read in conjunction with CCI's "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended December 31, 1998 and the six-month period ended June 30, 1999 contained in CCI's Form S-1 Registration Statement dated October 19, 1999. Since its inception, CCI has completed multiple acquisitions and divestitures of cable systems. As a result, management believes that period-to-period comparisons of CCI's financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, the financial condition and operating results of CCI could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond CCI's control.

     The statements, other than statements of historical fact, included in this Report are forward-looking statements. These statements include, but are not limited to:

     - statements regarding CCI's plans for future acquisitions;

     - statements regarding integration of CCI's cable systems and future acquired systems;

     - statements regarding CCI's planned capital expenditures and system upgrades;

     - statements regarding the offering of video and internet access on CCI's systems; and

     - statements regarding CCI's preparations for the year 2000 date change.

     Forward-looking statements generally can also be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe." CCI believes that the expectations reflected in such forward-looking statements are accurate. However, CCI cannot assure you that such expectations will occur. CCI's actual future performance could differ materially from such statements. Factors that could cause such or contribute to such differences include, but are not limited to:

     - the uncertainties and/or potential delays associated with respect to integrating Buford and Star and future acquisitions;

     - CCI's ability to acquire additional cable systems on favorable terms;

     - the passage of legislation or court decisions adversely affecting the cable industry;

     - CCI's ability to repay or refinance outstanding indebtedness;

     - the timing, actual cost and allocation of CCI's capital expenditures and system upgrades;

     - CCI's potential need for additional capital;

     - competition in the cable industry;

     - the advent of new technology; and

     - seasonality.

     Investors should not unduly rely on these forward-looking statements, which speak only as of the date of this Report. Except as required by law, CCI is not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Report or to reflect the occurrence of unanticipated events. Important factors that could cause CCI's actual results to differ materially from its expectations are discussed in this Report. All subsequent written and oral forward-looking statements attributable to CCI, or persons acting on its behalf, are expressly qualified in their entirety by the statements in this Report.

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year.

Results of Operations

     REVENUES. Revenues increased $22.0 million, or 44%, for the nine months ended September 30, 1999, as compared to the corresponding prior year period. Basic revenues increased by $7.5 million due to increased subscribers of approximately 28,000 in July 1998 and 170,000 in July 1999 and basic rate increases. The increase in subscribers was due to the acquisition of systems from Cable One in July 1998 and the acquisition of Buford Group, Inc. in July 1999. In addition, there was a rate increase of approximately 7% affecting approximately two-thirds of our customers in February 1999 which resulted in an increase in basic revenues per subscriber of 7% from $27.74 to $29.69 period to period. Classic Cable has historically increased rates in February in order to offset increases in operating costs such as programming which occur primarily in January of each year.

     OPERATING EXPENSES. Operating expenses increased $28.9 million, or 55%, for the nine months ended September 30, 1999, as compared to the corresponding prior year period. Programming expenses increased $6.4 million due to the continued escalation in rates charged by programming vendors as well as an increase in the subscriber base over the same period in 1998. Plant and operating and general and administrative expenses increased $5.1 million, or 36%, as a result of the additional costs associated with the systems acquired in 1998 and 1999. Corporate overhead increased $6.4 million primarily due to $6.6 million of acquisition related compensation expenses incurred in connection with the Buford acquisition. Depreciation and amortization expense for the nine months ended September 30, 1999 was $32.3 million, an increase of $10.6 million over the same period in 1998. The increase represents the effect of acquisitions and capital expenditures.

     OTHER INCOME AND EXPENSES. Interest expense increased $10.7 million, or 63%, for the nine months ended September 30, 1999, as compared to the corresponding prior year period. This increase is primarily the result of the debt issued in conjunction with the July 1999 and 1998 acquisitions and subsequent refinancing of debt.

     INCOME TAX BENEFIT. The income tax benefit decreased $1.7 million for the nine months ended September 30, 1999, as compared to the corresponding prior year period. No tax benefit was recognized in 1999. The effective tax rates for the nine months ended September 30, 1999 and September 30, 1998 differ from the statutory rates primarily due to an increase in the valuation allowance on deferred tax assets.

     NET LOSS. As a result of the above described fluctuations in CCI's results of operations and extraordinary losses recognized in connection with the July 1998 and 1999 refinancing of debt, the net loss of $43.0 million for the nine months ended September 30, 1999 increased by $20.4 million, as compared to the net loss of $22.5 million for the corresponding prior year period.

Liquidity and Capital Resources

     Operating income before depreciation and amortization or "operating cash flow" as commonly referred to in the cable communications business, was $20.0 million and $23.7 million for the nine months ended September 30, 1999 and 1998, respectively. Operating cash flow less the impact of non-cash operating charges and cash charges related to acquisition and financing transactions was $31.1 million and $20.7 million for the nine months ended September 30, 1999 and 1998, respectively. Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the cable communications business and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the basics for comparing businesses in the cable communications industry, although our measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow is the primary basis used by our management to measure the operating performance of our business. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to measurements as an indicator of our performance.

     For the nine months ended September 30, 1999 and 1998, CCI's capital expenditures, other than those related to acquisitions, were approximately $16.0 million and $7.7 million, respectively. Capital expenditures include expansion and improvements of existing cable properties, plant and equipment upgrades, as well as cable line drops, line plant extensions and installations of service to new subscribers.

     In July 1999, Classic Cable issued $150.0 million of 9.375% Senior Subordinated Notes due 2009. Concurrently with the offering, Classic Cable entered into the 1999 Credit Agreement. The proceeds from these transactions and a sale of CCI's stock were approximately $425.0 million and were used to (a) fund the acquisition of Buford Group, Inc., (b) repay the 1998 Credit Agreement and (c) pay fees and expenses of these transactions. The 1999 Credit Agreement consists of (a) a $75.0 million revolving credit facility which matures in 2007,
(b) a $75.0 million Term A loan facility which matures in 2007, (c) a $100.0 million Term B loan facility which matures in 2008, and (d) a $100.0 million Term C loan facility which matures in 2008. Mandatory payments commence in 2001. Interest is based upon either a LIBOR rate plus an applicable margin or, at Classic Cable's option, a base rate plus an applicable margin. The Term C loan facility was utilized in September 1999 to fund the partial redemption of $86.0 million of the 2008 subordinated notes.

     CCI has debt service requirements increasing from approximately $40 million a year to $54 million over the next eight years. During the next four fiscal years, CCI anticipates capital expenditures averaging approximately $50 million a year. Debt covenants dictate that Classic Cable maintain certain ratios related to debt balances and operating results in addition to limiting the amount that can be used for capital expenditures. Funds to support Classic Cable's operations and pay the anticipated debt service and capital expenditure requirements are anticipated to be primarily generated from its operating activities and from additional financing activities. On September 30, 1999, we had $75.0 million available under Classic Cable's line of credit, subject to some limitations.

     The 1999 Credit Agreement of Classic Cable is collateralized by essentially all of the assets of Classic Cable. CCI has no operations of its own. Consequently, it will rely on dividends and cash flow of Classic Cable to meet its debt service obligations. The terms of the Credit Agreement restrict certain activities of Classic Cable, including the incurrence of additional indebtedness and the payment of certain dividends. Accordingly, substantially all the assets and operations of Classic Cable are restricted as to transfer to CCI and may not be available for dividends and/or debt service of CCI.

     Management believes that CCI has sufficient resources from cash provided from operations and available borrowings to support its operations and capital requirements for at least the next 12 months. There can be no assurance, however, that Classic Cable's business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to CCI under Classic Cable's credit facility in an amount sufficient to enable CCI to pay its indebtedness or to fund its other liquidity needs. CCI may need to refinance all or a portion of its indebtedness on or before maturity. There can be no assurance that CCI will be able to refinance any of its indebtedness, including Classic Cable's credit facility and its outstanding notes, on commercially reasonable terms or at all.

INFLATION

     Certain of CCI's expenses, such as programming, wages and benefits, equipment repair and maintenance, billing and marketing are subject to inflation. However, because changes in costs are generally passed through to subscribers, these changes historically have not had a material adverse effect on CCI's results of operations.

YEAR 2000 COMPLIANCE

     Through 1999, most large companies will be facing a potentially serious business problem because many software applications and computer equipment developed in the past may not properly recognize calendar dates beginning in the year 2000. This problem could cause computers to either shut down or provide incorrect data.

     These problems are expected to increase in frequency and severity as the year 2000 approaches. This issue impacts our owned or licensed computer systems and equipment used in connection with internal operations, including:

     - information processing and financial reporting systems;

     - customer billing systems;

     - customer service systems;

     - telecommunication transmission and reception systems; and

     - facility systems

     CCI also relies directly or indirectly, in the regular course of business, on the proper operation and compatibility of third party systems. The year 2000 problem could cause these systems to fail or become incompatible with its systems.

     The failure or loss of compatibility among systems could cause material disruptions, including the inability to process transactions, generate invoices, or to respond to requests for service. CCI could also face similar disruptions if the year 2000 problem causes general widespread problems or an economic crisis. CCI cannot now estimate the extent of these potential disruptions on its results of operations, liquidity or financial condition.

     Through the redeployment of internal resources and the selective engagement of outside consultants, CCI is addressing the year 2000 problem with respect to its internal operations in three stages:

     - conducting an inventory and evaluation of its systems, components, and other significant infrastructure to identify those elements that it reasonably believes could be expected to be affected by the year 2000 problem. This stage has been completed.

     - remediation or replacing equipment that, based upon such inventory and evaluation, CCI believes may fail to operate properly in the year 2000. This stage has been completed.

     - testing of the remediation and replacement conducted in stage two. This stage is substantially complete, with further testing to be conducted up to and through December 31, 1999.

     To date, costs incurred that were directly related to addressing the year 2000 problem have not been material. CCI does not expect that the total cost of its year 2000 remediation will be material.

     Much of CCI's assessment efforts have involved, and depend upon, inquiries to third party service providers, suppliers and vendors of various parts or components of its systems. CCI has obtained certifications from third party service providers, suppliers and vendors as to the readiness of mission critical elements. Certain of these parties have certified the readiness of their products but will not certify their operability within its fully integrated systems. CCI cannot assure you that these technologies of third parties, on which it relies, will be year 2000 ready or timely converted into year 2000 compliant systems compatible with its systems. CCI has, however, evaluated the potential impact of third party and/or integration failure on its systems in connection with the development of its contingency plans.

     CCI's year 2000 plan calls for appropriate contingency planning for its at-risk business functions. As part of its normal operations, contingency plans are in place to minimize disruption of service to customers and other critical business functions, including guidelines for informing the appropriate personnel in order to accelerate restoration of service.

     CCI has negotiated certain contractual rights relating to the year 2000 problem in the Star asset purchase agreement. CCI has included acquired cable television systems in its year 2000 compliance efforts. CCI is monitoring the remediation process for the systems it is acquiring to ensure completion of remediation in a timely manner. CCI has found that these companies are following a three stage process similar to that outlined above and are on a similar time line for completion. CCI is not currently aware of any likely material system failures relating to the year 2000 affecting the acquired systems.

     CCI believes its efforts have significantly reduced its level of uncertainty about the year 2000 problem and, in particular, about the year 2000 compliance and readiness of its material vendors. However, no assurance can be given that year 2000 compliance can be achieved without costs that might affect future financial results or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

Factors Affecting CCI's Business and Prospects

There are numerous factors that affect CCI's business and the results of its operations. These factors include changes in laws and regulations; changes in the competitive environment; changes in technology; franchise related matters; market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes; and other general economic conditions.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Classic Cable's credit facility bears interest at floating rates. Accordingly, its earnings are affected by changes in short-term interest rates. Classic Cable does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the credit facility does require that 50% of Classic Cable's outstanding debt be effectively subject to a fixed rate. If Classic Cable has non-fixed rate debt in a principal amount in excess of its current senior subordinated indebtedness, as set forth in the credit facility, then Classic Cable must enter into interest rate hedges and/or other arrangements which are designed solely to protect against fluctuations in interest rates. These arrangements would be required only with respect to the portion of Classic Cable's debt in excess of its senior subordinated indebtedness to the extent necessary to raise the aggregate amount of Classic Cable's fixed rate debt to 50% of its outstanding debt.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)      Changes in Certificate of Incorporation and Bylaws

         On July 28, 1999, the board of directors of Classic Communications, Inc. ("CCI") approved the amended and restated certificate of incorporation which, among other things, increased the number of shares of authorized stock to 15,000,000, including 55,000 shares of preferred stock, par value $.01 per share, and 14,945,000 shares of common stock, which was divided into two classes, 10,442,000 shares of voting common stock, par value $.01 per share, and 4,503,000 shares of non-voting common stock, par value $.01 per share. CCI's board of directors also approved CCI's amended and restated bylaws.

         (c)      Recent Sales of Unregistered Securities

         On July 28, 1999, CCI issued 5,490,734 shares of its voting common stock at a price of $14.57 per share and 1,000,000 shares of its voting common stock at a price of $20.00 per share to Brera Classic, LLC, for an aggregate purchase price of $100,000,000.

         CCI believes that the sale and issuance of securities in the above transaction was exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof, or Rule 506 thereunder, as transactions by an issuer not involving a public offering. Appropriate legends are affixed to the stock certificates issued in the transaction. All recipients either received adequate information about the Registrant or had access to such information. In addition, the foregoing transaction was consummated without the use of underwriters and public offering documents and involved only one purchaser.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a),(c) On July 22, 1999, CCI held a special meeting of its stockholders at which a majority of the CCI stockholders approved (1) CCI's amended and restated certificate of incorporation (2) the employment agreements of J. Merritt Belisle and Steven E. Seach, (3) the award of an option to purchase 279,874 shares of the Registrant's voting common stock to each of Messrs. Belisle and Seach, (4) the vesting of all previous restricted stock awards to Messrs. Belisle and Seach due to the "change of control" of the Registrant, (5) the payment of $1,500,000 to each of Messrs. Belisle and Seach as transaction fees, and (6) the payment of $780,000 and $700,000 to Messrs. Belisle and Seach, respectively, as change of control payments as set forth in their prior employment agreements. At the record date for the meeting, 1,720,608 shares of voting common stock were issued and outstanding and 1,371,977 shares of voting common stock were represented at the meeting either in person or by proxy. Of the shares of voting common stock represented at the meeting, 1,242,573 shares were voted in favor of amending and restating the certificate of incorporation, and 129,404 abstained. With respect to all other matters voted on at the meeting, 1,371,977 shares voted in favor of such actions and 0 shares abstained.

ITEM 5.  OTHER INFORMATION.

         Purchase of Star

         On October 14, 1999, an indirect subsidiary of CCI entered into an agreement with Star Cable Associates ("Star"), to purchase substantially all of the assets of Star for approximately $110 million in cash and (1) $20 million in Series A cumulative redeemable convertible preferred stock (the "Preferred Stock") or (2), in the event of the consummation of the initial public offering ("IPO") of CCI's Class A voting common stock ("Class A Common Stock") prior to the closing of the Star acquisition, approximately 555,555 shares of Class A Common Stock of CCI. The Preferred Stock would have a stated value of $1,000 per share and rank senior to all classes of junior stock. The holders of the Preferred Stock would be entitled to cumulative cash dividends at a rate of 6% per annum for the first 18 months from the date of issuance, 8% per annum for the 19th month through the 23rd month from the date of issuance and 10% per annum for the 24th month and thereafter from the date of issuance, which dividends would be payable in two semi-annual installments on the last day of June and December of each year. All Preferred Stock would be converted into shares of Class A Common Stock in the event of the closing of an initial public offering at a conversion price of $36.00 per share. CCI would be able to convert all of the Preferred Stock at any time two years after the date of issuance of the Preferred Stock at a conversion price of $32.00 per share.

         Star owns 37 systems in Louisiana, Texas and Ohio and serves approximately 57,000 subscribers. The asset purchase agreement contains customary representations, warranties, covenants, indemnities and closing conditions, including closing conditions related to governmental approvals and the transfer of franchise licenses by Star to Classic Cable, Inc., a subsidiary of the Registrant. The asset purchase agreement is terminable by any party to the agreement not in breach of the agreement on March 31, 2000 if the Star acquisition has not been consummated prior to such date. The asset purchase agreement is terminable on July 31, 2000 by any party to the agreement if the Star acquisition had not been consummated prior to such date. The Registrant issued a press release with respect to the agreement on October 14, 1999, a copy of which is attached as Exhibit 99.1 to its Form 8-K/A filed on October 25, 1999.

         Filing of IPO

         On October 19, 1999, CCI filed for an initial public offering of approximately $150 million of Class A common shares. Proceeds will be used to repay a portion of the Registrant's debt and to finance part of the Star acquisition. CCI issued a press release with respect to the filing on October 20, 1999, a copy of which is attached as Exhibit 99.2 to its Form 8-K/A filed on October 25, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  (27) Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  On October 25, 1999, CCI filed a Form 8-K announcing (1) their change in accountants from Ernst & Young LLP to PricewaterhouseCoopers LLP, (2) the signing of an asset purchase agreement whereby Universal Cable Holdings, Inc. will acquire all of the cable assets of Star Cable Associates and
                  (3) the filing of its Registration Statement on Form S-1 on October 19, 1999. On October 26, 1999 and November 5, 1999, Classic filed Form 8-K/As amending the Form 8-K filed on October 25, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CLASSIC COMMUNICATIONS, INC.


Date: November 15, 1999                 /s/ STEVEN E. SEACH
                                        --------------------------------------
                                        Steven E. Seach
                                        President and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
 27            Financial Data Schedule