Form 10-K
period 1999-12-31
CLASSIC COMMUNICATIONS INC
filed 2000-03-30
CIK 1069602

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K

(MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-15427
                             ---------------------

                         [CLASSIC COMMUNICATIONS LOGO]

                          CLASSIC COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      74-2630019
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)

  515 CONGRESS AVENUE, SUITE 2626 AUSTIN, TX                       78701
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (512) 476-9095

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                  CLASS A VOTING COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of March 17, 2000, the aggregate market value of the Class A Voting Common Stock held by non-affiliates of the Registrant was $183.0 million.

     As of March 17, 2000, there were 10,175,954 shares of Class A Voting Common Stock, 7,374,851 shares of Class B Voting Common Stock and 177,487 shares of Nonvoting Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2000 annual meeting of the Company's stockholders, which will be filed within 120 days of the end of our fiscal year.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CLASSIC COMMUNICATIONS, INC.

                          1999 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1   Business....................................................     3
Item 2   Properties..................................................    16
Item 3   Legal Proceedings...........................................    16
Item 4   Submission of Matters to a Vote of Security Holders.........    17

                                  PART II
Item 5   Market for the Registrant's Common Stock and Related
         Stockholder Matters.........................................    17
Item 6   Selected Financial Data.....................................    18
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    19
Item 8   Financial Statements and Supplementary Data.................    23
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    23

                                  PART III
Item 10  Directors and Executive Officers of the Company.............    24
Item 11  Executive Compensation......................................    24
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................    24
Item 13  Certain Relationships and Related Transactions..............    24

                                  PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................    24
SIGNATURES...........................................................    27

                             ---------------------

     This Annual Report on Form 10-K is for the year ending December 31, 1999. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "Classic," "we," "us" and "our" refer to Classic Communications, Inc. and its subsidiaries.

     You should carefully review the information contained in this Annual Report, but should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. The statements, other than statements of historical fact, included in this Annual Report on Form 10-K are forward-looking statements. These statements include, but are not limited to:

     - statements regarding our plans for future acquisitions;

     - statements regarding integration of our cable systems and future acquired systems;

     - statements regarding our planned capital expenditures and system upgrades; and

     - statements regarding the offering of video and Internet access on our systems.

     Forward-looking statements generally can also be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause such or contribute to such differences include, but are not limited to:

     - the uncertainties and/or potential delays associated with integrating past and future acquisitions;

     - our ability to acquire additional cable systems on terms favorable to us;

     - the passage of legislation or court decisions adversely affecting the cable industry;

     - our ability to repay or refinance our outstanding indebtedness;

     - the timing, actual cost and allocation of our capital expenditures and system upgrades;

     - our potential need for additional capital;

     - competition in the cable industry; and

     - the advent of new technology.

     You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

     We are a growth oriented cable operator focused on non-metropolitan markets in the United States. In pursuing our business strategy, we have focused our efforts, including acquisitions, on cable television systems in non-metropolitan markets and have sought to build geographic clusters of these systems. Because of poor reception of broadcast television signals, customers often require cable television service in these markets to receive a full complement of off-air broadcast stations, such as ABC, NBC, CBS, and FOX. In addition, there are typically fewer competitive entertainment alternatives in these markets.

     Through the acquisition and upgrade of clustered non-metropolitan cable systems, we are building a regional platform for the delivery of digital cable and high-speed Internet access to the homes and businesses of our customers. We believe that our strategy combines the attractive characteristics of the non-metropolitan cable market segment with the growth opportunity of broadband services and the Internet.

     As of December 31, 1999, our consolidated cable operations served approximately 356,000 basic subscribers and passed approximately 609,000 homes in the United States. In February 2000, we acquired Star Cable Associates, a cable communications company serving approximately 57,000 subscribers, thus increasing the number of subscribers we serve to approximately 413,000 and the number of homes we pass to approximately 707,000.

     We are a Delaware corporation that was organized in 1992. Our principal executive offices are located at 515 Congress Avenue, Suite 2626, Austin, Texas 78701. Our telephone number is (512) 476-9095, and our Internet website is www.classic-cable.com. The information on our website is not a part of this report.

OUR STRATEGY

  Focus on Attractive Non-Metropolitan Markets

     We have followed a systematic approach to acquiring, consolidating, operating and developing cable television systems based on the primary goal of increasing our operating cash flow while maintaining the quality of our services. Our business strategy is to focus on serving growing non-metropolitan communities in the United States.

  Expand and Improve Clusters Through Selective Acquisitions

     To date, we have sought to acquire cable television systems in communities that are in close geographic proximity to other cable television systems owned or managed by us in order to maximize the economies of scale and operating efficiencies associated with "clusters" of systems. We have created clusters of cable television systems around these markets and believe that clustering cable systems provides significant operating and cost advantages.

     We plan to continue our clustering strategy by pursuing opportunities to purchase cable television systems in our existing markets as well as by entering contiguous or surrounding markets, if and when attractive acquisition opportunities become available.

  Increase the Revenue-Generating Bandwidth of Our Cable Plant

     Through our capital improvement program, we plan to upgrade our cable plant aggressively and systematically utilize cost-effective and appropriate technology for the market served. These upgrades include:

     - Traditional rebuild to a 550-750 MHz bandwidth capacity in selected systems;

     - The deployment of digital compression services such as Headend in The Sky(R), known as HITS, a digital compression service developed by National Digital Television Center, Inc.;

     - The deployment of fiber optic cable; and

     - The consolidation of headends.

     We seek to benefit from the capital improvement program by generating additional revenue from:

     - Expanded tiers of basic programming;

     - Multiplexed premium services;

     - Pay-per-view movies and events;

     - Digital music;

     - On-screen navigators;

     - Home shopping services;

     - High-speed data services;

     - Internet access; and

     - Advertising.

  Implement Our Broadband Services

     Digital services. Depending on the size of the system, we intend to offer digital video services through either a digital headend or through a direct-to-home solution. In larger systems, we provide enhanced digital video in our upgraded and certain other systems using HITS. HITS enables us to deliver video services such as:

     - pay-per-view programming;

     - on-screen programming navigators;

     - multiplexed premium channels such as HBO-Family and HBO-Signature;

     - digital music; and

     - multiple tiers of niche satellite basic programming.

     For systems with fewer than 2,000 subscribers, or other systems whose headends are uneconomical to upgrade, we intend to use a digital satellite alternative to provide a more robust cable product offering. For example, HITS has recently developed a seamlessly delivered digital satellite programming overlay product direct to the home. This product, HITS-2-Home, is expected to offer customers a programming selection comparable to that currently offered by HITS to the headend.

     Internet services. We believe that additional revenue opportunities exist in non-metropolitan markets by providing advanced telecommunication services, such as Internet access and the delivery of high-speed data services, including local- and wide-area network applications, for residential and commercial customers.

     As part of our strategy to deliver Classic-branded advanced data services in communities we serve, we have entered into a non-exclusive agreement with High Speed Access Corporation, known as HSA. HSA provides a comprehensive turnkey solution for high speed Internet access via cable modems to residential and commercial end users. HSA will provide speed to market, call center/help desk support, national and local marketing assistance, engineering and network design, cable modems and supporting headend equipment.

  Focus on Community Relations and Customer Satisfaction

     We believe that providing superior customer service and enhancing the quality of life in the communities we serve are the key elements to our ultimate long-term success. Our high level of service enables us to maintain subscribers and support our rates. It is our goal to achieve a high level of customer satisfaction by employing a well-trained staff of customer service representatives and experienced field technicians.

     We are dedicated to fostering strong community relations in the communities we serve. The cornerstone of our community relations strategy is our Classic Scholarship Fund, which has provided meaningful financial assistance to hundreds of graduating high school seniors within our service areas over the past three years. We install and provide free cable television service and Internet access to public schools, government buildings, and public libraries in our franchise areas. We believe that our relations with the communities we serve are good.

PROGRAMMING

     Our cable systems offer our customers programming that includes the local network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels such as CNN, MTV, USA, ESPN and TNT, and in some systems local information and public access channels. The programming offered by us varies among the cable systems depending upon each system's channel capacity and viewer interests. We also offer premium programming services, both on a per-channel basis and in many systems as part of premium service packages designed to enhance our customer's perception of value.

     We have various contracts to obtain basic, satellite and premium programming for our cable systems from program suppliers, including, in limited circumstances, some broadcast stations, with compensation generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures and/or offer marketing support. In addition, we are a member of a programming consortium consisting of small to medium sized multiple cable systems operators and individual cable systems serving, in the aggregate, over ten million cable subscribers. The consortium helps create efficiencies in the areas of securing and administering programming contracts, as well as establishing more favorable programming rates and contract terms for small and medium sized cable operators. We do not have long-term programming contracts for the supply of a substantial amount of our programming. In cases where we do have such contracts, they are generally for fixed periods of time ranging from one to five years and are subject to negotiated renewal. While we believe that our relations with our programming suppliers are generally good, the loss of contracts with certain of our programming suppliers would have a material adverse effect on our results of operations. Cable programming costs are expected to continue to increase due to additional programming being provided to customers, increased costs to purchase cable programming, inflationary increases and other factors. We cannot assure you that our programming costs will not increase substantially in the near future or that other materially adverse terms will not be added to our programming contracts.

GENERAL DEVELOPMENTS

  Star Acquisition

     In February 2000, an indirectly wholly owned subsidiary purchased substantially all of the assets of Star Cable Associates ("Star"), which operates cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $110 million in cash and 555,555 shares of Class A Voting Common Stock ("Class A Common Stock").

  Private Debt Offering

     In February 2000, Classic Cable, Inc. ("Cable"), our wholly-owned subsidiary, completed its private offering of $225 million of Senior Subordinated Notes due 2010. The securities sold in the private offering will not be and have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. The proceeds of the offering were used to fund a portion of the acquisition of Star, repay a portion of indebtedness under Cable's senior credit facility and repurchase approximately $33 million of Cable's 9.375% Senior Subordinated Notes due 2008.

     In connection with the offering, Cable entered into a second amendment to its senior credit facility, which (1) allowed for the offering of the 10.5% senior subordinated notes, (2) modified some of the covenants in the credit facility to provide it with more flexibility (i.e., maximum total debt ratio, total interest coverage ratio, maximum capital expenditures, limitations on investments, permitted acquisitions, and lines of business), (3) restructured the term loan A facility so that following a prepayment in full of the term loan A facility, and subject to certain additional conditions, Classic Cable has the ability to reborrow in one or more advances under the term loan A facility until February 10, 2001 and (4) increased the term loan A facility so that an additional $25 million may be made available under that facility.

  Initial Public Offering

     In December 1999, we completed an initial public offering of 7,250,000 shares of our Class A Common Stock. Some of our stockholders sold an additional 2,237,500 shares. We raised approximately $168.9 million of net proceeds in the offering. We used the net proceeds from the offering to pay offering expenses, to redeem all of our outstanding 13.25% senior discount notes and to finance part of the Star acquisition.

  The Buford Acquisition

     In July 1999, Cable acquired Buford Group, Inc., which operates cable television systems in Arkansas, Louisiana, Missouri and Texas, for approximately $300 million in cash. The Buford cable systems added approximately 170,000 basic subscribers and, we believe, represented an excellent geographic and strategic fit with our other cable systems. In addition, we believe that the Buford acquisition provided other benefits, including an opportunity to reduce programming costs, consolidate headends and enhance customer service.

The Buford acquisition was financed through a $350 million credit facility and the issuance of $150 million of Cable's senior subordinated notes due 2009.

  The Brera Classic Equity Investment

     In connection with the Buford acquisition, we received $100 million from Brera Classic, LLC, $3.3 million of which was paid to Brera Classic pursuant to management and advisory fee agreements, and $750,000 of which was paid to Brera Classic to reimburse Brera Classic for certain of its fees and expenses incurred in connection with the Brera Classic equity investment. This equity investment was financed through the sale of common stock to Brera Classic.

TECHNICAL OVERVIEW

     We endeavor to maintain high technical performance standards in all of our cable systems. To accomplish this, we have embarked on our capital improvement plan to upgrade our cable systems selectively. This program, which involves the use of fiber optic technology, will (a) expand channel capacities, (b) enhance signal quality, (c) improve technical reliability, (d) augment address ability and (e) provide a platform to develop high-speed data services and Internet access. Before committing the capital to upgrade or rebuild a system, we carefully assess:

     - the existing technical reliability and picture quality of the system;

     - basic subscribers' demand for more channels;

     - requirements in connection with franchise renewals;

     - programming alternatives offered by our competitors;

     - customers' demand for other cable television and broadband telecommunications services; and

     - the return on investment of any such capital outlay.

     We own or lease 670 towers that are used to receive off-air broadcast signals from the nearest urban transmit site or via intermittent microwave relay stations. Our towers range from 15 feet to 600 feet in height and 146 of our towers are at least 200 feet in height. We lease tower space to cellular telephone, personal communications services paging and other transmission companies for a fixed monthly charge typically dictated by long-term contract.

FRANCHISES

     Cable television systems are typically constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain conditions, such as:

     - time limitations on commencement and completion of construction;

     - conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and

     - the maintenance of insurance and indemnity bonds.

     Certain provisions of local franchises are subject to federal regulation under both the 1984 Cable Act and the 1992 Cable Act.

     Our franchises, all of which are non-exclusive, generally provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the cable systems range from 0% to 5% of the gross revenues generated by the cable systems. With limited exceptions, franchise fees are passed directly through to the customers on their monthly bills. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues, and permits a cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. Our franchises can be terminated by the franchising authority prior to the stated expiration date for uncured breaches by us of material provisions.

INDUSTRY OVERVIEW

     A cable television system receives television, radio and data signals at the system's "headend" site by means of off-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed through coaxial and fiber optic distribution systems to deliver a wide variety of channels of television programming to subscribers who pay fees on a monthly basis for this service. A cable television system may also originate its own television programming and other information services for distribution through its system. Cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified period of time.

     The cable television industry developed in the United States in the late 1940's and early 1950's in response to the needs of residents in predominantly rural and mountainous areas of the country where the quality of off-air television reception was inadequate due to factors such as unfavorable topography and remoteness from television broadcast towers. In the 1960's, cable systems also developed in non-metropolitan markets that had limited availability of off-air television station signals. All of these markets are regarded within the cable industry as "classic cable" television system markets.

     Cable television systems offer customers programming consisting of broadcast television signals of local network affiliates, independent and educational television stations, a limited number of television signals from so-called "super stations" originating from distant cites, such as WGN from Chicago, various channels, such as Cable News Network, Music Television, the USA Network, Turner Network Television, and Entertainment and Sports Programming Network, programming originated locally by the cable television system, such as public, government and education access programs, and informational displays featuring news, weather and public service announcements. For an additional monthly charge, cable television systems also offer "premium" television services to customers on a per-channel basis. These services, such as Home Box Office, Cinemax, Showtime, The Movie Channel and selected regional sports networks, are channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption.

     A customer generally pays an initial installation charge and a fixed monthly fee for basic and premium television services and for other services, such as the rental of converters and remote control devices. These monthly service fees constitute the primary source of revenues for cable television systems. In addition to customer revenues from these services, cable television systems generate revenues from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. Cable television systems also frequently offer their customers home shopping services for a share of the revenues from products sold in their service areas. The cable television industry is changing rapidly due to new technology and new alliances between cable television and other telecommunications companies. Providing traditional cable television programming is only one aspect of the industry as potential opportunities to expand into Internet, broadband data, telephone, and other telecommunications services continue to develop and become more commercially viable.

COMPETITION

     Cable television systems face competition from (a) alternative methods of receiving and distributing television signals, such as off-air television broadcast programming, direct broadcast satellite services, known as "DBS," and wireless cable services, and (b) other sources of news, information and entertainment, such as newspapers, movie theaters, live sporting events, on-line computer services and home video products. Our competitive position depends, in part, upon reasonable prices to customers, greater variety of programming and other communications services, and superior technical performance and customer service. Accordingly, cable operators in rural areas, where off-air reception is more limited, generally achieve higher penetration rates than cable operators in major metropolitan areas, where numerous, high quality off-air signals are available.

     Cable television systems generally operate pursuant to franchises granted on a nonexclusive basis, so that more than one cable television system may be built in the same area, known as an "overbuild," with potential loss of revenue to the operator of the original system. It is possible that a franchising authority might grant a second franchise to another company containing terms and conditions more favorable than those afforded to us. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable television systems without a franchise. Although a private competitor ordinarily would seek a franchise from a local jurisdiction, municipalities have built and operated their own systems. Overbuilds historically have been relatively rare, as constructing and developing a cable television system is capital-intensive, and it is difficult for the new operator to gain a marketing advantage over the incumbent operator. We currently have competing franchises in ten systems passing approximately 23,100 homes.

     In recent years, the FCC and Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable television systems. These technologies include, among others, DBS service, whereby signals are transmitted by satellite-to-satellite dishes as small as 18 inches located on customer premises. Programming is currently available to the owners of DBS dishes through conventional, medium and high-powered satellites. DBS systems provide movies, broadcast stations, and other program services comparable to those of cable television systems. DBS systems can also provide high speed Internet access. DBS service can be received anywhere in the continental United States through installation of a small rooftop or side-mounted antenna. This technology has the capability of providing more than 100 channels of programming over a single high-powered satellite with significantly higher capacity if multiple satellites are placed in the same orbital position. DBS is currently being heavily marketed on a nationwide basis by two DBS providers. DBS providers are significant competition to cable service providers, including us.

     The 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to home satellite dish owners certain satellite delivered cable programming at competitive costs. The FCC also adopted regulations that preempt certain local restrictions on satellite and over-the-air antenna reception of video programming services, including zoning, land-use or building regulations, or any private covenant, homeowners' association rule or similar restriction on property within the exclusive use or control of the antenna user. Digital satellite service, known as DSS, offered by DBS systems has certain advantages over traditional analog cable systems with respect to programming and digital quality, as well as disadvantages that include high up-front costs and a lack of local service and equipment distribution. Our strategy of providing pay-per-view and perhaps satellite niche programming via digital services in certain of our cable systems is designed to combat digital satellite service competition. "Bundling" of our video service with advanced telecommunications services in certain of the cable systems may also be an effective tool for competing with DSS. DBS suffers certain significant operating disadvantages compared to cable television, however, including the subscriber's present inability to view different programming on different television sets, line-of-sight reception requirements, up-front costs associated with the dish antenna. Legislation removing the existing legal obstacles to retransmitting local broadcast programming to DBS subscribers was signed into law by President Clinton on November 29, 1999. DBS providers are now making local broadcast programming available in certain larger markets. If subsequent rural loan legislation is enacted, local broadcast programming may become available to DBS subscribers in smaller markets. In rural markets it may not be cost effective for DBS providers to provide local programming unless subsidized by the federal government.

     Cable television systems also compete with wireless program distribution services such as multichannel multipoint distribution service, or MMDS, which use low power microwave signals to transmit video programming and high speed data services, including Internet access, over the air to customers. Additionally, the FCC licensed new frequencies in the 28 MHz band for a new multichannel wireless video service similar to MMDS, known as Local Multipoint Distribution Service, or LMDS. LMDS is also suited for providing wireless data services, including the possibility of Internet access. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology may significantly increase the channel capacity of these wireless distribution services. Because MMDS service requires unobstructed "line of sight" transmission paths, the ability of MMDS systems to compete may be hampered in some areas by physical terrain and foliage.

     Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable systems. Congress has also repealed the prohibition against national television networks owning cable systems. Various local exchange carriers, commonly referred to as LECs, currently are seeking to provide video programming services within their telephone service areas through a variety of distribution methods, primarily through the deployment of broadband wire facilities, but also through the use of wireless or MMDS transmission. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Cable television systems could be placed at a competitive disadvantage if the delivery of video programming services by LECs becomes widespread, since LECs may not be required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable television systems under such franchises. The entry of telephone companies as direct competitors is likely to continue and could adversely affect the profitability and valuation of our cable systems. Issues of cross-subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs that provide video services. We believe, however, that the non-metropolitan markets in which we provide or expect to provide cable services are unlikely to support competition in the provision of video and telecommunications broadband services given the lower population densities and higher costs per subscriber of installing a plant.

     The 1996 Telecom Act's provisions promoting facilities-based broadband competition are primarily targeted at larger markets, and its prohibition of buyouts and joint ventures between incumbent cable operators and LECs exempts small operators and carriers meeting certain criteria. See "Legislation and Regulation." We believe that significant growth opportunities exist for us by establishing cooperative rather than competitive relationships with LECs within our service areas, to the extent permitted by law.

     The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could also have an adverse effect on our business. Well-capitalized businesses from outside the cable industry may also become competitors for franchises or providers of competing services.

     Other new technologies may become competitive with non-entertainment services offered by cable television systems. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their sub-carrier frequencies to provide non-broadcast services including data transmissions. The FCC has established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. The expansion of fiber optic systems and the introduction of new xDSL services by LECs and other common carriers provide facilities for the transmission and distribution to homes and businesses of video services, including interactive computer-based services like the Internet, data and other non-video services. Wireless Internet access is now offered in some markets by cellular, PCS and other mobile service providers, such as Nextel.

     Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environments are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry or on our operations.

EMPLOYEES

     At December 31, 1999, Classic had approximately 700 employees. None of our employees is represented by a labor union. We consider our relations with our employees to be good.

LEGISLATION AND REGULATION

     The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The 1996 Telecom Act altered the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it reduces the scope of cable rate regulation.

     The 1996 Telecom Act required the FCC to implement numerous rulemakings, the final outcome of which for some cannot yet be determined due to court challenges. Moreover, Congress and the FCC have frequently revisited the subject of cable television regulation and may do so again. Future legislative and regulatory changes could adversely affect our operations. This section briefly summarizes certain of the key laws and regulations currently affecting the growth and operation of our cable systems.

  Cable Rate Regulation

     The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subjected to rate regulation, unless they faced "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring satisfaction of conditions rarely satisfied in the current marketplace.

     Although the FCC establishes all cable rate rules, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government, or PEG access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services, and priced no higher than the operator's actual cost, plus an 11.25% rate of return.

     The FCC historically administered rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecom Act, however, the FCC's authority to regulate CPST rates sunset on March 31, 1999. The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date.

  Cable Entry Into Telecommunications

     The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the 1996 Telecom Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. In 1999, there were several conflicting and inconclusive federal court decisions that addressed the issues of lawful "management of the right-of-ways" and "competitively neutral compensation," but some doubt remains. The 1996 Telecom Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal or transfer, except that LFAs argue they can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five year phase-in period beginning in 2001 if the cable operator provides telecommunications service, as well as cable service, over its plant. The FCC has clarified that a cable operator's provision of Internet service does not affect the favorable pole rates.

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act intended to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. This requires, for example, that the incumbent local telephone company must allow new competing telecommunications providers to connect to the local telephone distribution system. In a January 1999 decision, the United States Supreme Court upheld the FCC's authority to adopt interconnection pricing rules.

  Cable Systems Providing Internet Service

     Although there is at present no significant federal regulation of cable system delivery of Internet services and the FCC recently issued several reports finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide nondiscriminating access to unaffiliated Internet service providers and online service providers. Additionally, some local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers. A federal district court in Portland, Oregon recently upheld the legal ability of local franchising authorities to impose such conditions, but an appeal was filed with the Ninth Circuit Court of Appeals, oral argument has been held and the parties are awaiting a decision. A number of other local authorities have imposed or may impose mandatory Internet access requirements on cable operators, some of which are on appeal. Numerous other franchise authorities are considering imposing similar requirements, either during transfer or renewal processes or by promulgating regulations pursuant to their general franchise authority. Finally, several states are considering legislation that would require mandatory access for unaffiliated Internet service providers. Some large cable systems have committed to provide such access in the future. These developments could, if they become widespread, burden the capacity of cable systems and complicate and delay plans for providing Internet service.

  Telephone Company Entry Into Cable Television

     The 1996 Telecom Act allows telephone companies to compete directly with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. We currently have telephone overbuilds in three systems passing approximately 3,300 homes.

     Under the 1996 Telecom Act, an LEC or other entity providing video programming to customers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless it elects to provide its programming via an "open video system" ("OVS"). A January 1999 federal court of appeals decision held that OVS providers can be required to obtain a local franchise. To be eligible for OVS status, the provider cannot occupy more than one-third of the system's activated channels when demand for channels exceeds supply. Nor can it discriminate among programmers or establish unreasonable rates, terms or conditions for service.

     Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibitions remain on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures among cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including certain rural areas.

  Electric Utility Entry Into Telecommunications/Cable Television

     The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, cable television services, information services and other services or products subject to the jurisdiction of the FCC notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

  Cable Television Ownership Restrictions

     The FCC's rules preclude a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services and impose limits on the number of cable subscribers that a single cable operator can serve. In general, pursuant to rules adopted October 8, 1999, no cable operator can have an attributable interest in cable systems which serve more than 30% of all nationwide subscribers to multichannel video programming distributors, including cable and DBS subscribers. These new horizontal ownership rules raised the percentage of all cable subscribers that can be served by a single cable operator to 36.7% of cable subscribers as of October 1999.

     The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between television stations and cable systems. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. The FCC's regulations permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

  Must Carry/Retransmission Consent

     The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect must carry, and more popular stations typically elect retransmission consent. In addition, local non-commercial stations are given must carry rights, and retransmission consent must be obtained to carry "distant" broadcast stations, except for certain "superstations." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions (e.g. a requirement that the cable system also carry the local broadcaster's affiliated cable programming service). Either option has a potentially adverse effect on our business. The burden associated with must-carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines in a pending rulemaking that cable systems must carry all analog and digital signals transmitted by the television stations.

  Access Channels

     LFAs can include franchise provisions requiring cable operators to set aside certain channels for PEG access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its activated channel capacity (either 10% or 15%) for commercial leased access by unaffiliated third parties. The FCC's rules regulate the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited.

  "Anti-Buy Through" Provisions

     Federal law requires each cable system to permit customers to purchase premium or pay-per-view video programming offered by the operator on a per-channel or a per-program basis without the necessity of subscribing to any tier of service (other than the basic service tier) unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to comply expires in October 2002, but the FCC may extend that period.

  Access to Programming

     To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. In particular, satellite video programmers affiliated with cable operators cannot favor cable operators over competing multichannel video programming distributors (such as DBS and MMDS distributors). This provision limits the ability of vertically integrated satellite cable programmers to offer exclusive programming arrangements to cable companies. Both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting both terrestrially delivered video programming and video programmers who are not affiliated with cable operators to all program access requirements.

  Inside Wiring; Subscriber Access

     The FCC's rules require an incumbent cable operator, upon expiration of a multiple dwelling unit service contract, to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antenna on rental property within the exclusive use of a tenant, such as balconies and patios. This FCC ruling may limit the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it more difficult for us to provide service in multiple dwelling unit complexes.

  Other Regulations of the FCC

     In addition to the FCC regulations noted above, there are other regulations of the FCC covering such areas as:

     - equal employment opportunity;

     - subscriber privacy;

     - programming practices, including, among other things:

          (1) syndicated program exclusivity, which is a Federal Communications Commission rule which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights;

          (2) network program nonduplication;

          (3) local sports blackouts;

          (4) indecent programming;

          (5) lottery programming;

          (6) political programming;

          (7) sponsorship identification;

          (8) children's programming advertisements; and

          (9) closed captioning;

     - registration of cable systems and facilities licensing;

     - maintenance of various records and public inspection files;

     - aeronautical frequency usage;

     - lockbox availability;

     - antenna structure notification;

     - tower marking and lighting;

     - consumer protection and customer service standards;

     - technical standards;

     - consumer electronics equipment compatibility;

     - emergency alert systems;

     - pole attachments; and

     - franchise transfers.

     The FCC recently ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors.

     The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

  Copyright

     Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool (such percentage varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is subject to continuing review and could adversely affect our ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to Broadcast Music, Inc. and is negotiating a similar arrangement with the American Society of Composers, Authors and Publishers. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

  State and Local Regulation

     Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity. The 1996 Telecom Act clarified that the need for an entity providing cable services to obtain a local franchise depends solely on whether the entity crosses public rights of way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area. Cable franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. Non-compliance by the cable operator with franchise provisions may also result in monetary penalties.

     The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenue, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

     Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees and funding for PEG channels as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

  Changes in Regulation

     The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. Material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be affected adversely by future legislation, new regulation or deregulation.

ITEM 2. PROPERTIES

     At December 31, 1999, our cable systems were located in Texas, Arkansas, Oklahoma, Louisiana, Missouri, Kansas, Colorado, Nebraska and New Mexico.

     A cable television system consists of four principal operating components. The first component, known as the headend, receives television, radio and information signals by means of special antennas and satellite earth stations. The second component, the distribution network, which originates at the headend and extends throughout the system's service area, consists of microwave relays, coaxial or fiber optic cables placed on utility poles or buried underground and associated electronic equipment. The third component of the system is a "drop cable," which extends from the distribution network into each customer's home and connects the distribution system to the customer's television set. The fourth component, a converter, is the home terminal device that expands channel capacity to permit reception of more than 12 channels of programming.

     Our principal physical assets consist of cable television systems, including signal-receiving, encoding and decoding apparatus, headends, distribution systems and subscriber house drop equipment for each of the cable systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. Our distribution systems consist primarily of coaxial cable and related electronic equipment. As the upgrades are completed, the cable systems will incorporate fiber optic cable. Subscriber equipment consists of taps, house drops and converters. We own our distribution systems, various office fixtures, test equipment and certain service vehicles. The physical components of the cable systems require maintenance and periodic upgrading to keep pace with technological advances.

     Our cables generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The FCC regulates most pole attachment rates under the federal Pole Attachment Act.

     We own or lease parcels of real property for signal reception sites, such as antenna towers and headends, microwave complexes and business offices, including our principal executive offices. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our business operations as presently conducted.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which we are a party or to which any of our respective properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In December 1999, in conjunction with the initial public offering of our Class A Common Stock, Brera Classic, LLC, as the holder of a majority of our outstanding stock, approved the following actions by written consent:

     - The adoption of our amended and restated certificate of incorporation;

     - The enactment of the 1999 Omnibus Stock Incentive Plan;

     - The award of non-qualified incentive stock options to Martin Payson, a director of the Company, and various employees to purchase an aggregate of 589,500 shares of Class A Common Stock at an exercise price of $20.00 per share;

     - The award of a non-qualified incentive stock option to James A. Kofalt, a director, to purchase 8,000 shares of Class A Common Stock at an exercise price of $25.00 per share; and

     - The allocation of directors into three classes, consisting of: Steven E. Seach and David Webb, as Class I directors, J Merritt Belisle, Lisa A. Hook and James A. Kofalt as Class II directors and Alberto Cribiore, Jeffery C. Garvey and Martin Payson, as Class III directors.

                                    PART II

ITEM 5.MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our Class A Common Stock is included on Nasdaq under the symbol CLSC. There is no established public trading market for our Class B Voting Common Stock ("Class B Common Stock") or our Nonvoting Common Stock. Our Class B Common Stock and Nonvoting Common Stock can be converted, on a share for share basis, into Class A Common Stock. The high and low closing prices of our Class A Common Stock, as furnished by Nasdaq, from the date of our initial public offering, December 7, 1999, through December 31, 1999 were $38.125 and $28.750, respectively.

     We do not expect to pay any cash dividends on our Class A Common Stock, Class B Common Stock or Nonvoting Common Stock in the foreseeable future. Covenants in the indentures and credit agreements governing the indebtedness of subsidiaries restrict their ability to make distributions to us and, accordingly, limit our ability to declare or pay cash dividends. We intend to cause our subsidiaries to retain future earnings, if any, to finance the expansion of our business.

     The holders of Class A Common Stock and Class B Common Stock will generally vote as a single class on all matters upon which stockholders have a right to vote, subject to the requirements of the applicable laws and the rights of any series of preferred stock or common stock to a separate class vote. Each stockholder is entitled to one vote for each share of Class A Common Stock held and each stockholder is entitled to ten votes for each share of Class B Common Stock held.

     As of December 31, 1999, there were five record holders of our Class A Common Stock, twelve record holders of our Class B Common Stock and four record holders of our Nonvoting Common Stock. This number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include any such bank, brokerage house or clearing agency that is a holder of record.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical financial and operating data about us. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes relating to those statements included elsewhere in this document. You should see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report for a discussion of events which affect the comparability of the information reflected in this financial data.

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                             1999       1998       1997       1996       1995
                                           --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues.................................  $111,410   $ 69,802   $ 60,995   $ 59,821   $ 36,677
Costs and expenses.......................    71,426     42,070     36,555     33,553     18,911
Depreciation and amortization............    51,484     30,531     27,832     27,510     16,427
                                           --------   --------   --------   --------   --------
Operating income (loss)..................   (11,500)    (2,799)    (3,392)    (1,242)     1,339
Interest expense.........................   (40,775)   (24,442)   (21,299)   (20,633)   (14,199)
Gain on sale of cable systems............        --         --      3,644      4,901         --
Write-off of abandoned telephone
  operations.............................        --       (220)      (500)    (2,994)        --
Other income (expense)...................       605        192         71         --         --
                                           --------   --------   --------   --------   --------
Loss before income tax benefit and
  extraordinary loss.....................   (51,670)   (27,269)   (21,476)   (19,968)   (12,860)
Income tax benefit.......................    11,901      1,930      7,347      6,802      4,533
Extraordinary loss.......................    (4,093)    (5,524)        --         --     (4,054)
                                           --------   --------   --------   --------   --------
Net loss.................................  $(43,862)  $(30,863)  $(14,129)  $(13,166)  $(12,381)
                                           ========   ========   ========   ========   ========
Basic and diluted loss per common share
  before extraordinary item..............     (6.24)    (11.43)     (7.53)     (7.30)     (5.87)
Basic and diluted loss per common
  share..................................     (6.88)    (13.55)     (7.53)     (7.30)     (8.21)
BALANCE SHEET DATA:
Total assets.............................   761,871    254,604    220,162    245,922    271,516
Total debt...............................   525,037    282,842    191,990    197,504    207,706
Total liabilities........................   588,889    301,392    206,643    219,232    232,531
Total redeemable preferred stock.........        --         --     26,705     22,725     19,260
Total stockholder's equity...............   172,982    (46,788)   (13,186)     3,965     19,725

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                1999       1998       1997
                                                              --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues....................................................  $111,410   $ 69,802   $ 60,995
Operating expenses:
Programming.................................................    29,906     17,840     14,916
Plant and operating.........................................    12,744      8,437      7,622
General and administrative..................................    17,126     11,295      9,257
Marketing and advertising...................................     1,929        850        438
Corporate overhead..........................................     9,721      3,648      4,322
Depreciation and amortization...............................    51,484     30,531     27,832
                                                              --------   --------   --------
Total operating expenses....................................   122,910     72,601     64,387
                                                              --------   --------   --------
Loss from operations........................................   (11,500)    (2,799)    (3,392)
Interest expense............................................   (40,775)   (24,442)   (21,299)
Gain on sale of cable system................................        --         --      3,644
Write-off of abandoned telephone operations and accrual of
  related costs.............................................        --       (220)      (500)
Other Income................................................       605        192         71
                                                              --------   --------   --------
Loss before income taxes and extraordinary item.............   (51,670)   (27,269)   (21,476)
Income tax benefit..........................................    11,901      1,930      7,347
                                                              --------   --------   --------
Loss before extraordinary item..............................   (39,769)   (25,339)   (14,129)
Extraordinary loss on extinguishment of debt, net of
  taxes.....................................................    (4,093)    (5,524)        --
                                                              --------   --------   --------
Net loss....................................................  $(43,862)  $(30,863)  $(14,129)
                                                              ========   ========   ========

1999 VS. 1998

     Revenues increased $41.6 million, or 60%, in 1999. Revenues increased due to increased subscribers from acquisitions of approximately 28,000 subscribers in July 1998 and 170,000 subscribers in July 1999 and basic rate increases. The increase in subscribers was due to the acquisition of systems from Cable One in July 1998 and the acquisition of Buford in July 1999. In addition, there was a rate increase of approximately 7% affecting approximately two-thirds of our customers in February 1999, resulting in an increase in basic revenues per subscriber of 7% from $27.87 to $29.82 period to period. We have historically increased rates in February in order to offset increases in operating costs such as programming which occur primarily in January of each year.

     Operating expenses increased $50.3 million, or 69%, in 1999. Programming expenses increased $12.1 million due to the continued escalation in rates charged by programming vendors as well as an increase in the subscriber base over the same period in 1998. Plant and operating and general and administrative expenses increased $10.1 million, or 51%, as a result of the additional costs associated with the systems acquired in 1998 and 1999. Corporate overhead increased $6.1 million primarily due to $6.6 million of acquisition related compensation expenses incurred in connection with the Buford acquisition. Depreciation and amortization expense in 1999 was $51.5 million, an increase of $21.0 million over the same period in 1998. The increase represents the effect of acquisitions and capital expenditures.

     Interest expense increased $16.3 million, or 67%, in 1999. This increase is primarily the result of the debt issued in conjunction with the July 1999 and 1998 acquisitions and subsequent refinancing of debt.

     The income tax benefit increased $12.5 million in 1999. The pretax loss increased in 1999 and the effective tax rate increased from 7.1% to 23.0% for 1999. The effective tax rates for 1999 and 1998 differ from the statutory rates primarily due to an increase in the valuation allowance on deferred tax assets.

     As a result of the above described fluctuations in our results of operations and extraordinary losses recognized in connection with the July 1998 and 1999 refinancing of debt, the net loss of $43.9 million in 1999 increased by $13.0 million, as compared to the net loss of $30.9 million in 1998.

1998 VS. 1997

     Revenues for 1998 were $69.8 million, an increase of $8.8 million. The increase was due primarily to basic rate increases in February 1998 affecting over two thirds of total subscribers, increasing average monthly basic revenues per subscriber from $25.22 to $27.87. Additionally, revenues increased due to the acquisition of systems from Cable One in July 1998, net of the effect of the sale of certain Kansas and Oklahoma systems serving approximately 4,000 basic subscribers during the second quarter of 1997.

     Operating expenses for 1998 were $72.6 million, an increase of $8.2 million, or 12.8%. Programming expenses increased $2.9 million due to the continued escalation in rates charged by programming vendors as well as an increase in the subscriber base over the same period in 1998. Plant and operating expenses increased $0.8 million to $8.4 million in 1998, reflecting increases in technical wages and benefits, plant power, and amounts paid to outside contractors to update our subscriber database. General and administrative expenses increased $2.0 million to $11.3 million for 1998 due to increases in administrative wages and benefits, telephone, property taxes and bad debt expense. Marketing expenses for 1998 were $0.9 million, an increase of 94.1%. The majority of this increase relates to increased spending associated with our marketing initiatives. Corporate overhead decreased $0.7 million due primarily to reduced litigation costs. Depreciation and amortization expense for 1998 was $30.5 million, an increase of $2.7 million. The increase represents the effect of acquisitions and capital expenditures.

     The income tax benefit decreased from $7.3 million to $1.9 million for 1998. The pre-tax loss increased in 1998, although, the effective tax rate decreased from 34.2% to 7.1% for 1998. This is due primarily to an increase in the valuation allowance against deferred tax assets.

     As a result of the above described fluctuations in our results of operations and extraordinary losses recognized in connection with the July 1998 refinancing of debt, the net loss of $30.9 million in 1998 increased by $16.8 million, as compared to the net loss of $14.1 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations increased 26% or $3.7 million to $17.9 million, driven by the acquisition of cable systems in 1998 and 1999. Cash used in investing activities increased 469% or $268.2 million to $325.5 million, driven primarily by the acquisition of Buford in July 1999, as well as by increased levels of capital spending. Cash provided by financing activities increased 948% or $428.0 million to $473.1 million due to the investment by Brera Classic, the initial public equity offering, and additional debt incurred in conjunction with the Buford acquisition. EBITDA increased 44% or $12.3 million to $40.0 million due primarily to the acquisition of cable systems in 1998 and 1999. EBITDA has been reduced by non-cash operating charges consisting of compensation on stock awards of $1.9 million and $1.1 million as well as by non-recurring fees paid to certain members of the management team in connection with completed acquisitions and financing transactions of $5.5 million and $0.8 million for 1999 and 1998, respectively. Without the non-cash operating charges and other fees, EBITDA would have been $47.4 million and $29.6 million for 1999 and 1998, respectively. EBITDA is presented because management believes it is a widely accepted financial indicator of a company's ability to incur and service debt. We believe that EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity; is not intended to represent funds available for dividends, reinvestment or other discretionary uses and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA as presented may not be comparable to similarly titled measures presented by other companies.

     In July 1999, Cable issued $150 million of 9.375% senior subordinated notes concurrently with its entry into the 1999 credit facility totaling $450 million, as amended. These transactions, along with $100 million in proceeds from a sale of our stock to Brera Classic, were utilized to purchase Buford, repay our previous credit agreement and pay the fees and expenses of these transactions.

     In December 1999, we completed an initial public offering of 7,250,000 shares of our Class A Common Stock. Some of our stockholders sold an additional 2,237,500 shares. We raised approximately $168.9 million of proceeds in the offering. We used the proceeds from the offering to pay offering expenses, to redeem all of our outstanding 13.25% senior discount notes and to finance part of the Star acquisition.

     In February 2000, one of our subsidiaries purchased substantially all of the assets of Star Cable Associates, which operates cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $110 million in cash and 555,555 shares of Class A Common Stock.

     In February 2000, Cable completed its private offering of $225 million of Senior Subordinated Notes due 2010. The securities sold in the private offering will not be and have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements. The proceeds of the offering were used to fund a portion of the acquisition of Star, repay a portion of indebtedness under Cable's senior credit facility and repurchase approximately $33 million of Cable's 9.375% Senior Subordinated Notes due 2008.

     In connection with the offering, Cable entered into a second amendment to its senior credit facility, which (1) allowed for the offering of the 10.5% senior subordinated notes, (2) modified some of the covenants in the credit facility to provide it with more flexibility (i.e., maximum total debt ratio, total interest coverage ratio, maximum capital expenditures, limitations on investments, permitted acquisitions, and lines of business), (3) restructured the term loan A facility so that following a prepayment in full of the term loan A facility, and subject to certain additional conditions, it has the ability to reborrow in one or more advances under the term loan A facility until February 10, 2001 and (4) increased the term loan A facility so that an additional $25 million may be made available under that facility.

     We have debt service requirements increasing from approximately $41 million in 2000 to $53 million in 2001 and remaining consistent at that level through 2007. Our debt has significant maturities during the years 2008 to 2010. Additionally, the Company has standby letters of credit totaling $3 million maturing through August 2000.

     Our capital improvement plan contemplates the investment of approximately $200.0 million over the next four fiscal years as follows:

     - $126.0 million to establish a technical standard of 550-750 MHz bandwidth capacity in cable television systems serving approximately 72% of our basic subscribers and for the consolidation of headends;

     - $52.0 million for ongoing maintenance and replacement, installations and extensions to the cable plant related to customer growth; and

     - $22.0 million for the purchase of additional addressable converters and headend equipment to support the deployment of digital services.

     Cable has in place a credit facility which, as amended, currently allows for $175 million of additional borrowing subject to certain limitations.

INTEREST RATE RISK MANAGEMENT

     We are exposed to market risk including changes in interest rates. To manage the volatility relating to these exposures, we enter into various derivative transactions pursuant to our policies in areas such as counterparty exposure and hedging practices. Positions are monitored using techniques including market value and sensitivity analyses. We do not hold or issue any derivative financial instruments for trading purposes and are not a party to leveraged instruments. The credit risks associated with our derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

INTEREST RATE RISK

     The use of interest rate risk management instruments, such as interest rate exchange agreements ("Swaps"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars"), is required under the terms of certain of our outstanding debt agreements. Our policy is to manage interest costs using a mix of fixed and variable rate debt. Using Swaps, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Caps are used to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. Collars limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     During the year ended December 31, 1999, we entered into Collars with an aggregate notional amount of $75.0 million. No other instruments were outstanding during the year.

     The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 1999 (dollars in millions):

                                                  EXPECTED MATURITY DATE
                                   -----------------------------------------------------             VALUE AT
                                   2000    2001    2002   2003      2004      THEREAFTER   TOTAL    12/31/1999
                                   -----   -----   ----   ----   ----------   ----------   ------   ----------
Debt:
Fixed Rate.......................  $ 0.5   $  --   $--    $--      $  --        $259.6     $260.1     $253.9
Average Interest Rate............    9.0%    0.0%  0.0%   0.0%       0.0%         10.9%      10.9%
Variable Rate....................  $  --   $ 2.4   $7.5   $9.4     $13.2        $232.5     $265.0     $265.0
Average Interest Rate............    0.0%    8.8%  8.8%   8.8%       8.8%          8.9%       8.9%
Interest Rate Instruments:
Collar...........................  $75.0                                                   $ 75.0     $   --
Average Cap Rate.................    8.3%                                                     8.3%
Average Floor Rate...............    5.5%                                                     5.5%

     The notional amounts of interest rate instruments, as presented in the table above are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 1999, plus the borrowing margin in effect for each credit facility at December 31, 1999. While Swaps, Caps and Collars represent an integral part of our interest rate risk management program; their incremental effect on interest expense for the years ended December 31, 1999, 1998 and 1997 was not significant.

INTANGIBLES

     We have recorded net intangible assets of $345.9 million, 45.4% of total assets. These assets arose during the acquisition of cable systems throughout our history. These intangible assets are amortized over their estimated useful lives. We review the valuation and amortization periods of these intangibles on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of the intangible assets.

CLASSIC CABLE

     The 1999 credit facility of Cable is collateralized by essentially all the assets of Cable. We have no operations of our own. Consequently, we will rely on dividends and cash flow of Cable to meet our debt service obligations. The terms of the 1999 credit facility restrict certain activities of Cable, including the incurrence of additional indebtedness and the payment of certain dividends. Accordingly, substantially all the assets and operations of Cable are restricted as to transfer to us and may not be available for dividends and/or our debt service.

     Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     Based on Cable's current level of operations and anticipated cost savings and operative improvements, we believe Cable's cash flow from operations, available cash and available borrowings under its credit facility provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and the development of new projects.

     We cannot assure you, however, that Cable's business will generate sufficient cash flow from operations, that currently anticipated cost savings and operative improvements will be realized on schedule or that future borrowings will be available to us under Cable's credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including Cable's credit facility and its outstanding notes, on commercially reasonable terms or at all.

YEAR 2000 COMPLIANCE

     During 1999, we planned, inventoried and evaluated systems, remediated, replaced where and when necessary and tested such remediation and replacements. As a result, we experienced no adverse year 2000 related issues on January 1, 2000. We recognize that there may be residual effects related to year 2000 issues. Our assessment of our year 2000 readiness will be ongoing as we continue to develop our operating systems and rely on our vendors' or their vendors' systems. We do not have any way to assess the costs related to remediation of any residual year 2000 effect. We intend to use internal resources for such remediation where possible. We may in the future identify a significant internal or external year 2000 related residual issue which, if not remedied in a timely manner, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Supplemental Data on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Disclosed on Form 8-K/A, filed on November 5, 1999.

                                    PART III

     The information called for by Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Shareholders presently scheduled to be held in June 2000, which shall be filed with the Securities and Exchange Commission within 120 days of the end of our latest fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

     See Index to the Financial Statements at page F-1.

     (2) Financial Statement Schedules

     The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

Schedule I -- Condensed Financial Information of Registrant Unconsolidated (Parent Only)

All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits required to be filed by Item 601 of Regulation S-K:

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
        2.1 *            -- Securities Purchase Agreement between Classic Cable, Inc.
                            and Buford Group, Inc. dated as of May 11, 1999.
        2.2              -- Asset Purchase Agreement, dated as of October 14, 1999, by and between Star Cable Associates and Universal Cable
                            Holdings, Inc., and Amendment No. 1 thereto, dated
                            February 16, 2000 (incorporated by reference to Exhibit 2
                            to Classic Communications, Inc.'s Form 8-K, filed on
                            February 29, 2000).
        3.1              -- Amended and Restated Certificate of Incorporation of
                            Classic Communications, Inc., filed on December 9, 1999.
        3.2              -- Amended and Restated Bylaws of Classic Communications,
                            Inc.
        4.1              -- Form of certificate evidencing shares of Class A voting common stock (incorporated by reference to Exhibit 4.1 of
                            Classic's Registration Statement on Form S-1/A
                            (Registration No. 333-89295) filed on November 15, 1999).
        4.2              -- Purchase Agreement, dated July 21, 1999, by and among
                            Classic Cable, Inc. and Goldman, Sachs & Co., Donaldson,
                            Lufkin & Jenrette Securities Corporation and Merrill
                            Lynch, Pierce, Fenner & Smith Incorporated (incorporated
                            by reference to Exhibit 10.16 to Classic Communications,
                            Inc.'s Registration Statement on Form S-4 (Registration
                            No. 333-63641)).
        4.3              -- Exchange and Registration Rights Agreement, dated July
                            28, 1999, by and between Classic Cable, Inc. and Goldman,
                            Sachs & Co., Donaldson, Lufkin & Jenrette Securities
                            Corporation and Merrill Lynch, Pierce, Fenner & Smith
                            Incorporated (incorporated by reference to Exhibit 10.17
                            to Classic Communications, Inc.'s Registration Statement
                            on Form S-4 (Registration No. 333-63641)).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
        4.4              -- Indenture for $150,000,000 9.375% Senior Subordinated
                            Notes due 2009, dated as of July 28, 1999 between Classic
                            Cable, Inc., as Issuer, the Guarantors listed on Schedule
                            1 thereto, and Chase Bank of Texas, National Association,
                            as Trustee (incorporated by reference to Exhibit 10.18 to
                            Classic Communications, Inc.'s Registration Statement on
                            Form S-4 (Registration No. 333-63641)).
        4.5              -- Form of Global 9.375% Senior Subordinated Note due 2009
                            (incorporated by reference to Exhibit 10.19 to Classic
                            Communications, Inc.'s Registration Statement on Form S-4
                            (Registration No. 333-63641)).
        4.6              -- Registration Rights Agreement dated as of July 29, 1998, by and between Classic Communications, Inc. and Merrill
                            Lynch, Pierce, Fenner & Smith Incorporated (incorporated
                            by reference to Exhibit 4.3A to Classic Communications,
                            Inc.'s Registration Statement on Form S-4 (Registration
                            No. 333-63641)).
        4.7              -- Shareholder and Registration Rights Agreement, dated as of July 29, 1998, by and among Classic Communications,
                            Inc. and Certain Stockholders and Merrill Lynch, Pierce,
                            Fenner & Smith Incorporated (incorporated by reference to
                            Exhibit 4.3B to Classic Communications, Inc.'s
                            Registration Statement on Form S-4 (Registration No.
                            333-63641)).
        4.8              -- Amended and Restated Registration Rights Agreement dated as of October 31, 1995, modified by Amendment No. 1
                            (dated as of October 31, 1995) and Amendment No. 2 (dated
                            as of December 27, 1995) (incorporated by reference to
                            Exhibit 4.3C to Classic Communications, Inc.'s
                            Registration Statement on Form S-4 (Registration No.
                            333-63641)).
        4.9              -- Amended and Restated Shareholders Agreement dated as of
                            October 31, 1995, modified by Amendment No. 1 (dated as
                            of October 31, 1995), Amendment No. 2 (dated as of
                            December 27, 1995) and Amendment No. 3 (dated as of
                            December 19, 1997) (incorporated by reference to Exhibit
                            4.3D to Classic Communications, Inc.'s Registration
                            Statement on Form S-4 (Registration No. 333-63641)).
        4.10             -- First Supplemental Indenture, dated as of July 28, 1999, between Classic Cable, Inc., as Issuer, the Subsidiary
                            Guarantors named thereon, as Guarantors, and Chase Bank
                            of Texas, National Association, as Trustee (incorporated
                            by reference to Exhibit 4.4 to Classic Communications,
                            Inc.'s Registration Statement on Form S-4 (Registration
                            No. 333-63641)).
        4.11             -- Amended and Restated Stockholders' Agreement, dated as of
                            December 13, 1999, by and among Classic Communications,
                            Inc., Brera Classic, LLC and the additional parties named
                            therein.
        4.12             -- Amended and Restated Registration Rights Agreement, dated as of December 13, 1999, by and among Classic
                            Communications, Inc., Brera Classic, LLC and the
                            additional parties named therein.
       10.1**            -- Employment Agreement dated as of July 29, 1999 by and
                            between Classic Cable, Inc. and Ronald W. Martin.
       10.2**            -- Employment Agreement dated as of July 29, 1999 by and
                            between Classic Cable, Inc. and Elizabeth Kay Manigold.
       10.3*             -- Employment Agreement dated as of July 28, 1999 by and
                            between Classic Communications, Inc., Classic Cable, Inc.
                            and J. Merritt Belisle.
       10.4*             -- Employment Agreement dated as of July 28, 1999 by and
                            between Classic Communications, Inc., Classic Cable, Inc.
                            and Steven E. Seach.
       10.5              -- Classic Communications, Inc. 1999 Omnibus Stock Incentive
                            Plan.

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
       10.6*             -- Amended and Restated Credit Agreement dated July 28, 1999 among Classic Cable, Inc., as Borrower, the Lenders
                            Parties thereto, Goldman Sachs Credit Partners, L.P., as
                            Lead Arranger and Syndication Agent, and The Chase
                            Manhattan Bank, as Documentation Agent, and Union Bank of
                            California, N.A., as Administrative Agent.
       10.7*             -- Facilities Commitment Letter, dated June 24, 1999,
                            between Classic Cable, Inc. and Goldman Sachs Credit
                            Partners L.P.
       10.8*             -- Asset Purchase Agreement dated May 14, 1998 by and
                            between Cable One, Inc. and Black Creek Communications,
                            Inc.
       10.8(b)*          -- Assignment of Asset Purchase Agreement dated June 19,
                            1998.
       10.8(c)*          -- Amendment No. 1 to Asset Purchase Agreement dated July
                            15, 1998.
       10.9*             -- 1996 Restricted Stock Award Plan of Classic
                            Communications, Inc.
       10.10*            -- 1998 Restricted Stock Award Plan of Classic
                            Communications, Inc.
       10.10(a)*         -- Restricted Stock Award Agreement dated July 29, 1998 by and between J. Merritt Belisle and Classic
                            Communications, Inc.
       10.10(b)*         -- Restricted Stock Award Agreement dated July 29, 1998 by and between Steven E. Seach and Classic Communications,
                            Inc.
       10.11*            -- Investment Agreement dated as of May 24, 1999 between
                            Brera Classic, LLC and Classic Communications, Inc.
       10.12*            -- Management and Advisory Fee Agreement dated May 24, 1999.
       10.13             -- Form of Stock Option Agreement relating to August 25,
                            1999 and December 7, 1999 grants.
       10.14             -- Amendment and Waiver No. 1 to the Amended and Restated
                            Credit Agreement dated November 15, 1999 among Classic
                            Cable, Inc., as Borrower, the Lenders Parties thereto,
                            Goldman Sachs Credit Partners, L.P., as Lead Arranger and
                            Syndication Agent, and The Chase Manhattan Bank, as
                            Documentation Agent, and Union Bank of California, N.A.,
                            as Administrative Agent.
       10.15             -- Amended and Restated Credit Agreement dated January 31,
                            2000 among Classic Cable, Inc., as Borrower, the Lenders
                            Parties thereto, Goldman Sachs Credit Partners, L.P., as
                            Lead Arranger and Syndication Agent, and The Chase
                            Manhattan Bank, as Documentation Agent, and Union Bank of
                            California, N.A., as Administrative Agent.
       12.1              -- Statement re: Computation of Ratio of Earnings to Fixed
                            Charges.
       21.1              -- Subsidiaries of Classic Communications, Inc.
       27.1              -- Financial Data Schedule.

---------------

 * Incorporated by reference to the identically numbered Exhibit to Classic Communications, Inc.'s Registration Statement on Form S-4 (Registration No. 333-63641).

** Incorporated by reference to the identically numbered Exhibit to Classic Communications, Inc.'s Registration Statement on Form S-1 (Registration No. 333-89295).

     (b) Reports on Form 8-K

     On October 25, 1999, we filed a Form 8-K announcing (1) the change in accountants from Ernst & Young LLP to PricewaterhouseCoopers LLP, (2) the signing of an asset purchase agreement whereby Universal Cable Holdings, Inc. will acquire all of the cable assets of Star Cable Associates and (3) the filing of our Registration Statement on Form S-1 on October 19, 1999. On October 26, 1999 and November 5, 1999, we filed Form 8-K/A amending the Form 8-K filed on October 25, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CLASSIC COMMUNICATIONS, INC.

                                            By:     /s/ STEVEN E. SEACH
                                              ----------------------------------
                                                       Steven E. Seach
                                                President and Chief Financial
                                                            Officer

Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ ALBERTO CRIBIORE                   Director and Chairman of the     March 30, 2000
-----------------------------------------------------    Board
                  Alberto Cribiore

               /s/ J. MERRITT BELISLE                  Chief Executive Officer and      March 30, 2000
-----------------------------------------------------    Director (Principal Executive
                 J. Merritt Belisle                      Officer)

                 /s/ STEVEN E. SEACH                   President and Chief Financial    March 30, 2000
-----------------------------------------------------    Officer and a Director
                   Steven E. Seach                       (Principal Financial Officer
                                                         and Principal Accounting
                                                         Officer)

                  /s/ LISA A. HOOK                     Director                         March 30, 2000
-----------------------------------------------------
                    Lisa A. Hook

                /s/ MARTIN D. PAYSON                   Director                         March 30, 2000
-----------------------------------------------------
                  Martin D. Payson

                 /s/ JAMES A. KOFALT                   Director                         March 30, 2000
-----------------------------------------------------
                   James A. Kofalt

                /s/ JEFFERY C. GARVEY                  Director                         March 30, 2000
-----------------------------------------------------
                  Jeffery C. Garvey

                          CLASSIC COMMUNICATIONS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
AUDITED ANNUAL FINANCIAL STATEMENTS
  Report of Independent Accountants.........................  F-2
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................  F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998, and 1997......................  F-4
  Consolidated Statements of Stockholders' Equity (Deficit)
     for the years ended December 31, 1999, 1998, and
     1997...................................................  F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998, and 1997......................  F-6
  Notes to Consolidated Financial Statements................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Classic Communications, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Classic Communications, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Austin, Texas
February 23, 2000

                          CLASSIC COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
                                      ASSETS

Cash and cash equivalents...................................  $ 168,388    $  2,779
Accounts receivable, net....................................      9,803       5,474
Prepaid expenses............................................      1,131         424
Property, plant and equipment...............................    274,864     127,169
Less accumulated depreciation...............................    (60,939)    (39,977)
                                                              ---------    --------
                                                                213,925      87,192
Deferred financing costs, net...............................     22,694       8,919
Intangible assets:
  Customer relationships....................................    156,567      95,180
  Franchise marketing rights................................    158,105      71,464
  Noncompete agreements.....................................     25,425       8,425
  Goodwill..................................................    102,261      40,435
  Other.....................................................         --         140
                                                              ---------    --------
                                                                442,358     215,644
  Less accumulated amortization.............................    (96,428)    (65,828)
                                                              ---------    --------
                                                                345,930     149,816
                                                              ---------    --------
          Total assets......................................  $ 761,871    $254,604
                                                              =========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
  Accounts payable..........................................  $   3,254    $    647
  Subscriber deposits and unearned income...................      6,675       4,846
  Other accrued expenses....................................     15,606       7,174
  Accrued interest..........................................     11,125       5,883
  Long-term debt, net.......................................    525,037     282,842
  Deferred taxes, net.......................................     27,192          --
                                                              ---------    --------
          Total liabilities.................................    588,889     301,392
Stockholders' equity (deficit):
  Preferred stock: $.01 par value; 1999 -- 10,000,000 shares authorized, none issued and outstanding; 1998 -- 55,000
     shares authorized, none issued and outstanding.........         --          --
  Class A voting common stock: $.01 par value;
     1999 -- 120,000,000 shares authorized, 9,487,500 issued
     and outstanding; 1998 -- none authorized, issued and
     outstanding............................................         95          --
  Class B voting common stock, convertible to Class A voting common stock: $.01 par value; 1999 -- 45,000,000 shares
     authorized, 7,507,250 issued and outstanding;
     1998 -- none authorized, issued and outstanding........         75          --
  Common stock, voting, convertible to nonvoting common
     stock: $.01 par value; 1999 -- none authorized, issued
     and outstanding; 1998 -- 5,442,000 shares authorized,
     1,720,608 issued and outstanding.......................         --          17
  Nonvoting common stock, convertible to voting common
     stock: $.01 par value; 1999 -- 7,500,000 shares
     authorized, 177,487 issued and outstanding;
     1998 -- 4,503,000 shares authorized, 1,528,261 issued
     and outstanding........................................          2          15
  Additional paid-in capital................................    292,036      30,464
  Unearned compensation.....................................         --      (1,920)
  Accumulated deficit.......................................   (119,226)    (75,364)
                                                              ---------    --------
          Total stockholders' equity (deficit)..............    172,982     (46,788)
                                                              ---------    --------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 761,871    $254,604
                                                              =========    ========

                            See accompanying notes.

                          CLASSIC COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues....................................................  $111,410   $ 69,802   $ 60,995
Operating expenses:
  Programming...............................................    29,906     17,840     14,916
  Plant and operating.......................................    12,744      8,437      7,622
  General and administrative................................    17,126     11,295      9,257
  Marketing and advertising.................................     1,929        850        438
  Corporate overhead........................................     9,721      3,648      4,322
  Depreciation and amortization.............................    51,484     30,531     27,832
                                                              --------   --------   --------
          Total operating expenses..........................   122,910     72,601     64,387
                                                              --------   --------   --------
Loss from operations........................................   (11,500)    (2,799)    (3,392)
Interest expense............................................   (40,775)   (24,442)   (21,299)
Gain on sale of cable system................................        --         --      3,644
Write-off of abandoned telephone operations and accrual of
  related costs.............................................        --       (220)      (500)
Other income................................................       605        192         71
                                                              --------   --------   --------
Loss before income taxes and extraordinary item.............   (51,670)   (27,269)   (21,476)
Income tax benefit..........................................    11,901      1,930      7,347
                                                              --------   --------   --------
Loss before extraordinary item..............................   (39,769)   (25,339)   (14,129)
Extraordinary loss on extinguishment of debt, net of taxes
  of $2,539 in 1999 and none in 1998........................    (4,093)    (5,524)        --
                                                              --------   --------   --------
Net loss....................................................  $(43,862)  $(30,863)  $(14,129)
                                                              ========   ========   ========
Loss applicable to common stockholders......................  $(43,862)  $(35,274)  $(18,209)
                                                              ========   ========   ========
Basic and diluted loss per share:
Loss per share applicable to common stockholders before
  extraordinary item........................................  $  (6.24)  $ (11.43)  $  (7.53)
Extraordinary loss on extinguishment of debt................     (0.64)     (2.12)        --
                                                              --------   --------   --------
Loss per share applicable to common stockholders............  $  (6.88)  $ (13.55)  $  (7.53)
                                                              ========   ========   ========

                            See accompanying notes.

                          CLASSIC COMMUNICATIONS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 VOTING COMMON        VOTING COMMON                              NONVOTING COMMON
                                 STOCK, CLASS A       STOCK, CLASS B     VOTING COMMON STOCK          STOCK
                               ------------------   ------------------   -------------------   --------------------   ADDITIONAL
                                SHARES               SHARES                SHARES                SHARES                PAID-IN
                                ISSUED     AMOUNT    ISSUED     AMOUNT     ISSUED     AMOUNT     ISSUED      AMOUNT    CAPITAL
                               ---------   ------   ---------   ------   ----------   ------   -----------   ------   ----------
Balance at December 31,
  1996.......................         --    $--            --    $--        621,532    $  6      2,185,532    $ 22     $ 37,485
Compensation on restricted
  stock......................         --     --            --     --             --      --             --      --           --
Accretion of discount on
  preferred stock............         --     --            --     --             --      --             --      --         (237)
Dividends on preferred
  stock......................         --     --            --     --             --      --             --      --       (3,843)
Net loss.....................         --     --            --     --             --      --             --      --           --
                               ---------    ---     ---------    ---     ----------    ----    -----------    ----     --------
Balance at December 31,
  1997.......................         --     --            --     --        621,532       6      2,185,532      22       33,405
Issuance of common stock.....         --     --            --     --        355,258       4             --      --        1,336
Conversion of common stock...         --     --            --     --        657,271       6       (657,271)     (6)          --
Compensation on restricted
  stock......................         --     --            --     --             --      --             --      --           --
Exchange of restricted common
  stock......................         --     --            --     --        188,085       2             --      --        1,122
Repurchase and cancellation
  of treasury stock..........         --     --            --     --       (101,538)     (1)            --      --         (987)
Accretion of discount on
  preferred stock............         --     --            --     --             --      --             --      --       (1,869)
Dividends on preferred
  stock......................         --     --            --     --             --      --             --      --       (2,542)
Net loss.....................         --     --            --     --             --      --             --      --           --
Other........................         --     --            --     --             --      --             --      (1)          (1)
                               ---------    ---     ---------    ---     ----------    ----    -----------    ----     --------
Balance at December 31,
  1998.......................         --     --            --     --      1,720,608      17      1,528,261      15       30,464
Exercise and payment of
  warrants...................         --     --            --     --        152,411       2         30,223      --           (2)
Exchange of common stock.....         --     --     8,363,753     84     (8,363,753)    (84)            --      --           --
Conversion of common stock...  2,237,500     22      (856,503)    (9)            --      --     (1,380,997)    (13)          --
Issuance of common stock.....  7,250,000     73            --     --      6,490,734      65             --      --      268,715
Expenses related to equity
  transactions...............         --     --            --     --             --      --             --      --       (7,141)
Compensation on restricted
  stock......................         --     --            --     --             --      --             --      --           --
Net loss.....................         --     --            --     --             --      --             --      --           --
                               ---------    ---     ---------    ---     ----------    ----    -----------    ----     --------
Balance at December 31,
  1999.......................  9,487,500    $95     7,507,250    $75             --    $ --        177,487    $  2     $292,036
                               =========    ===     =========    ===     ==========    ====    ===========    ====     ========


                                                                TOTAL
                                                            STOCKHOLDERS'
                                 UNEARNED     ACCUMULATED      EQUITY
                               COMPENSATION     DEFICIT       (DEFICIT)
                               ------------   -----------   -------------
Balance at December 31,
  1996.......................    $(3,176)     $  (30,372)     $  3,965
Compensation on restricted
  stock......................      1,058              --         1,058
Accretion of discount on
  preferred stock............         --              --          (237)
Dividends on preferred
  stock......................         --              --        (3,843)
Net loss.....................         --         (14,129)      (14,129)
                                 -------      ----------      --------
Balance at December 31,
  1997.......................     (2,118)        (44,501)      (13,186)
Issuance of common stock.....         --              --         1,340
Conversion of common stock...         --              --            --
Compensation on restricted
  stock......................      1,108              --         1,108
Exchange of restricted common
  stock......................     (1,124)             --            --
Repurchase and cancellation
  of treasury stock..........        214              --          (774)
Accretion of discount on
  preferred stock............         --              --        (1,869)
Dividends on preferred
  stock......................         --              --        (2,542)
Net loss.....................         --         (30,863)      (30,863)
Other........................         --              --            (2)
                                 -------      ----------      --------
Balance at December 31,
  1998.......................     (1,920)        (75,364)      (46,788)
Exercise and payment of
  warrants...................         --              --            --
Exchange of common stock.....         --              --            --
Conversion of common stock...         --              --            --
Issuance of common stock.....         --              --       268,853
Expenses related to equity
  transactions...............         --              --        (7,141)
Compensation on restricted
  stock......................      1,920              --         1,920
Net loss.....................         --         (43,862)      (43,862)
                                 -------      ----------      --------
Balance at December 31,
  1999.......................    $    --      $ (119,226)     $172,982
                                 =======      ==========      ========

                            See accompanying notes.

                          CLASSIC COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net loss....................................................  $(43,862)  $(30,863)  $(14,129)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Provision for doubtful accounts...........................     1,585        971      1,248
  Depreciation..............................................    20,884     12,041     10,285
  Amortization of intangibles...............................    30,600     18,352     17,547
  Amortization of deferred financing costs..................     1,731      1,181      1,373
  Discount accretion on bank debt...........................     8,720      3,589        457
  PIK interest on senior subordinated promissory notes......        --        435        517
  Gain on sales of cable systems............................        --         --     (3,644)
  Non-cash compensation.....................................     1,920      1,108      1,058
  Deferred tax benefit......................................   (11,901)    (1,850)    (7,593)
  Extraordinary loss, net of taxes..........................     4,093      5,524         --
  Changes in working capital, net of acquisition amounts:
     Change in accounts receivable..........................    (3,005)    (1,841)      (321)
     Change in prepaid and other assets.....................      (158)       166        126
     Change in other accruals and payables..................     2,072      1,100        413
     Change in accrued interest.............................     5,242      4,349        555
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................    17,921     14,262      7,892
INVESTING ACTIVITIES
Acquisition of cable television systems, net of cash
  acquired..................................................  (292,601)   (43,486)        --
Purchases of property, plant and equipment..................   (32,435)   (13,759)   (10,135)
Payments for other intangibles..............................      (425)        --       (323)
Net proceeds from sale of cable systems.....................        --         --      6,189
Net proceeds from litigation settlement.....................        --         --      2,928
                                                              --------   --------   --------
Net cash provided by (used in) investing activities.........  (325,461)   (57,245)    (1,341)
FINANCING ACTIVITIES
Proceeds from long-term debt................................   420,500    281,208        759
Repayments of long-term debt................................  (187,385)  (190,308)    (7,246)
Repayments of subordinated indebtedness.....................        --     (4,458)        --
Repayment of promissory notes...............................        --       (650)        --
Financing costs.............................................   (20,818)    (9,455)        --
Redemption of preferred stock...............................        --    (31,023)        --
Cash dividends paid on preferred stock......................        --        (93)      (101)
Sales of common stock, net of offering costs................   261,712         50         --
Repurchase of common stock..................................        --       (125)        --
Payment of premium on redeemed notes........................      (860)        --         --
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........   473,149     45,146     (6,588)
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............   165,609      2,163        (37)
Cash and cash equivalents at beginning of year..............     2,779        616        653
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $168,388   $  2,779   $    616
                                                              ========   ========   ========
Cash taxes paid.............................................  $     87   $    166   $      1
Cash interest paid..........................................  $ 25,051   $ 15,247   $ 18,397
Non-cash investing and financing activities:
  PIK dividends on preferred stock..........................  $     --   $  2,475   $  3,742
  Accretion of discount on preferred stock..................  $     --   $  1,869   $    237

                            See accompanying notes.

                          CLASSIC COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. ORGANIZATION

     Classic Communications, Inc., through its subsidiaries (collectively, the "Company"), acquires, develops and operates cable television systems throughout the United States. The Company is a holding company with no assets or operations other than its investments in its direct and indirect subsidiaries and certain cash balances from the Company's initial public offering (see Note 7 -- Capital Stock). The Company's sole direct subsidiary is Classic Cable, Inc. ("Cable").

2. ACQUISITIONS AND DISPOSITIONS OF CABLE TELEVISION SYSTEMS

  Acquisitions

     In July 1999, the Company acquired Buford Group, Inc., for approximately $300 million in cash. Buford Group, Inc. operates cable television systems in four states. The acquisition was financed from a) a $95.7 million capital contribution from Brera Classic, LLC ("Brera"), b) proceeds of Cable's 1999 credit facility and c) proceeds of Cable's $150 million private debt offering of 9.375% senior subordinated notes.

     In December 1998, the Company acquired certain assets of TCA Cable Partners in exchange for a cable television system in Texas (with a fair value of approximately $0.6 million) and cash consideration of $2.4 million.

     In July 1998, the Company acquired certain assets of Cable One, Inc. serving communities in four states for approximately $41.7 million in cash and the assumption of $0.2 million in net operating liabilities. The purchase was financed from proceeds of Cable's $125 million private debt offering of 9.875% senior subordinated notes.

     The above acquisitions were accounted for using the purchase method and, accordingly, the operating results of the systems acquired have been included in the Company's consolidated financial statements since the date of acquisition.

     The following summarized unaudited pro forma financial information assumes the above acquisitions had occurred on January 1, 1999 and 1998, respectively. The following pro forma information is not necessarily indicative of the results that would have occurred had the transactions been completed at the beginning of the periods indicated, nor is it indicative of future operating results (in thousands, except per share data):

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (UNAUDITED)
Revenues....................................................  $156,311   $149,897
Loss before extraordinary item..............................   (59,893)   (49,662)
Net loss....................................................   (63,986)   (55,186)
Basic and diluted loss per share............................  $ (10.03)  $  (6.07)

  Dispositions

     During 1998, the Company sold or disposed of some smaller systems that did not fit into the Company's long-term strategic plans.

     In April and May 1997, the Company sold certain cable television systems in Kansas and Oklahoma for $5.7 million, net of selling expenses. The net pretax gain from the sales was approximately $3.6 million.

                          CLASSIC COMMUNICATIONS, INC.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Minority interests are inconsequential. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition

     Service income includes subscriber service revenues and charges for installations and connections and is recognized in the period in which the services are provided to the customers. Subscriber services paid for in advance are recorded as income when earned.

     Initial installation revenue is recognized as revenue when the service is performed, to the extent of direct selling costs, with any balance deferred and taken into income over the estimated average period that subscribers are expected to remain connected to the system.

  Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Buildings...............................................     30 years
Cable television distribution systems...................   3-12 years
Office furniture and equipment..........................    3-7 years
Vehicles................................................      5 years

     Leasehold improvements are amortized over the shorter of their estimated life or the period of the related leases.

     Initial subscriber connection costs are capitalized as part of cable television distribution systems. Costs related to disconnects and reconnects of customers are expensed as incurred.

  Deferred Financing Costs

     Deferred financing costs are being amortized to interest expense using the interest method over the terms of the related debt.

  Intangible Assets

     The useful lives of the specific intangible assets are as follows:

Customer relationships..................................   5-15 years
Franchise marketing rights..............................   5-10 years
Noncompete agreements...................................      5 years
Goodwill................................................   5-40 years

     Intangible assets are being amortized using the straight-line method over their estimated useful lives. The Buford acquisition increased intangible assets $226.3 million.

  Impairment of Long-Lived Assets

     The Company periodically reviews the carrying amounts of property, plant and equipment, identifiable intangible assets and goodwill both purchased in the normal course of business and acquired through

                          CLASSIC COMMUNICATIONS, INC.

acquisition to determine whether current events or circumstances, as defined in Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. An impairment loss would be measured by comparing the fair value of the asset with its carrying amount. Any write-down is treated as a permanent reduction in the carrying amount of the assets. Management reviews the valuation and amortization periods of goodwill on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of goodwill.

  Income Taxes

     The Company adopted the provisions of the FASB Statement No. 109, Accounting for Income Taxes, upon inception. Accordingly, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the tax rates that are expected to be in effect when the differences are expected to reverse, based upon current laws and regulations.

  Cash and Cash Equivalents

     For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and accounts receivable. Excess cash is invested in high quality short-term liquid money instruments issued by highly rated financial institutions. Concentrations of credit risk with respect to the Company's receivables are limited due to the large number of customers, individually small balances, short payment terms and required deposits.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Fair Value of Financial Instruments

     The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate fair value because of their short maturities. All bank debt agreements carry variable interest rates and their carrying value is considered to approximate fair value. The estimated fair value of the Company's bonds is based on quoted market prices. The carrying amount of the Company's bonds was $259.6 million and the fair value was $253.9 million at December 31, 1999.

     The Company utilizes interest rate cap and interest rate swap agreements to manage interest rate exposures. The principal objective of such agreements is to minimize the risks and/or costs associated with financial activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the

                          CLASSIC COMMUNICATIONS, INC.

event of nonperformance. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. The carrying amount of such instruments approximates fair value at December 31, 1999.

  Stock-Based Compensation

     FASB Statement No. 123, Accounting for Stock-Based Compensation, (SFAS 123) prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS 123, the Company has elected to continue to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

  Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB Statement No. 137, which the Company is required to adopt effective January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the Statement will have a significant effect on earnings or the financial position of the Company.

  Reclassifications

     Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.

4. ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (in thousands):

                                                                  DECEMBER 31
                                                               -----------------
                                                                1999       1998
                                                               ------     ------
Accounts receivable, trade..................................   $8,435     $5,211
Accounts receivable, other..................................    1,783        588
Less allowance for doubtful accounts........................     (415)      (325)
                                                               ------     ------
Accounts receivables, net of allowance......................   $9,803     $5,474
                                                               ======     ======

     The activity in the Company's allowance for doubtful accounts for the periods ending December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                  BALANCE AT   CHARGED TO
                                  BEGINNING    COSTS AND                             BALANCE AT
      FOR THE PERIOD ENDED        OF PERIOD     EXPENSES    ACQUIRED   DEDUCTIONS   END OF PERIOD
      --------------------        ----------   ----------   --------   ----------   -------------
December 31, 1999...............     $325        $1,585       $412      $(1,907)        $415
December 31, 1998...............      262           971         --         (908)         325
December 31, 1997...............      513         1,248         --       (1,499)         262

                          CLASSIC COMMUNICATIONS, INC.

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                                    DECEMBER 31
                                                               ---------------------
                                                                 1999         1998
                                                               --------     --------
Land........................................................   $  2,390     $  1,152
Buildings and improvements..................................      7,738        3,262
Vehicles....................................................      9,138        6,061
Cable television distribution systems.......................    236,612      106,373
Office furniture, tools and equipment.......................     12,930        3,858
Construction in progress....................................      6,056        6,463
                                                               --------     --------
                                                                274,864      127,169
Less accumulated depreciation...............................    (60,939)     (39,977)
                                                               --------     --------
                                                               $213,925     $ 87,192
                                                               ========     ========

6. LONG-TERM DEBT

     Balances of amounts outstanding under the Company's various debt agreements are as follows (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
1999 credit facility
  Term loan A...............................................  $ 75,000   $     --
  Term loan B...............................................   100,000         --
  Term loan C...............................................    90,000         --
9.375% senior subordinated notes............................   150,000         --
13.25% senior discount notes................................   114,000    114,000
  Unamortized discount......................................   (43,295)   (51,963)
9.875% senior subordinated notes............................    39,005    125,000
  Unamortized discount......................................      (151)      (563)
1998 credit facility
  Term loans................................................        --     75,000
  Revolving loans...........................................        --     20,800
Other.......................................................       478        568
                                                              --------   --------
                                                              $525,037   $282,842
                                                              ========   ========

     In July 1999, Cable issued $150 million of 9.375% senior subordinated notes due 2009. Interest payments on these Notes begin in 2000. Concurrent with the offering, Cable entered into the 1999 credit facility. The 1999 credit facility, as amended in November 1999, consists of a $75 million revolving credit facility, a $75 million term A loan, a $100 million term B loan, and a $200 million term C loan. Principal payments on the facility commence in 2001 with final maturity in 2008. The Company may be subject to mandatory prepayments based upon operating results, sales of assets, equity or debt offerings or other events. Interest is based upon either a LIBOR rate plus an applicable margin or, at the option of the Company, a base rate plus an applicable margin. At December 31, 1999, the weighted average interest rate of the credit facility was 8.91%. Proceeds from the 1999 credit facility totaled $265 million and were, in part, used to pay off the 1998 credit facility. This resulted in a pre-tax extraordinary loss from the early extinguishment of debt of $2.3 million.

                          CLASSIC COMMUNICATIONS, INC.

     In connection with the 1999 credit facility, Cable is required to pay a quarterly commitment fee that can range from 0.375% to 0.500% per annum on the unused portion of the revolving loan commitment.

     Pursuant to the change of control resulting from the July 1999 Brera investment, and in accordance with the indentures of the respective note agreements, Cable offered to redeem all of its outstanding 9.875% subordinated notes and the Company all of its 13.25% senior discount notes. Cable redeemed $86 million of the 9.875% senior subordinated notes at 101% of face value plus accrued interest. This resulted in a pre-tax extraordinary loss from the early extinguishment of debt of $4.3 million. Cable borrowed $90 million under its 1999 credit facility to repurchase the tendered 2008 subordinated notes and to pay associated fees and expenses incurred as a result of the change of control offer. None of the 13.25% senior discount notes were tendered for redemption.

     In July 1998, the Company issued $114 million of 13.25% senior discount notes due 2009 and Cable issued $125 million of 9.875% senior subordinated notes due 2008. Net of the applicable discounts and the fair value of the common stock sold along with the senior discount notes, proceeds from these issues were $60 million and $124.4 million, respectively. Interest payments on the senior discount notes do not commence until 2004. Interest payments on the senior subordinated notes began in 1999. Concurrent with the offering, Cable entered into the 1998 credit facility. The 1998 credit facility consisted of a $50 million revolving credit facility and a $75 million term loan facility. Proceeds from the 1998 credit facility totaled $95.8 million. The proceeds of these transactions were, in part, used to pay off the 1995 credit facility. This resulted in an extraordinary loss from the early extinguishment of debt of $5.5 million.

     The senior discount notes were sold in units that consisted of a $1,000 note and three shares of common stock of the Company. Shares issued in connection with the offering totaled 342,000. Proceeds of $3.77 per share were allocated to the sale of the shares, resulting in a discount being recorded on the debt of $1.3 million. This per share amount represents the relative fair value of the stock as of the date of the offering.

     The 1995 credit facility consisted of a $20 million term A loan, a $65 million term B loan and line of credit notes not to exceed $130 million. Interest was based upon either a LIBOR rate plus an applicable margin or, at the option of the Company, a base rate plus an applicable margin. The 1995 credit facility was amended in 1997. A fee of approximately $1 million was paid to the bank equal to 0.5% of the outstanding term loans and line of credit notes. This amount is included as a component of interest expense in 1997.

     The senior discount notes are unsecured and rank without preference with all existing and future unsecured indebtedness of the Company, and senior to all future subordinated indebtedness of the Company. The notes are also subordinate to all existing and future liabilities of the Company's subsidiaries. The senior subordinated notes are unsecured and are subordinated to all existing and future senior indebtedness of Cable. The notes rank without preference with all existing and future senior subordinated indebtedness of Cable. Both the senior discount notes and the senior subordinated notes may be redeemed contingent on certain events and/or the passage of time at the redemption price, which may include a premium. Restrictive covenants associated with these notes limit the Company's ability to enter into certain transactions.

     The 1999 credit facility is collateralized by essentially all the assets of Cable. The Company has no operations of its own. Consequently, it will rely on dividends and cash flow of Cable to meet its debt service obligations. The terms of the credit facility restrict certain activities of Cable, including the incurrence of additional indebtedness and the payment of certain dividends. Accordingly, substantially all the assets and operations of Cable are restricted as to transfer to the Company and may not be available for dividends and/or debt service of the Company.

     The Company utilizes interest rate cap and interest rate swap agreements to limit the impact of increases in interest rates on its floating rate debt. The agreements require premium payments to counterparties based upon a notional principal amount. At December 31, 1999, an interest rate collar for a notional amount of $75 million was outstanding. No such agreements were outstanding at December 31, 1998. The impact of

                          CLASSIC COMMUNICATIONS, INC.

interest rate risk management activities on income in 1999, 1998 and 1997, and the amount of deferred gains and losses from interest rate risk management transactions at December 31, 1999 and 1998 were not material. Interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in the agreements. Interest rate swap agreements are used by the Company to change the interest rate of their debt from variable rate to fixed rate. The swap is a contractual agreement between the Company and another party to exchange payments periodically over the life of the agreement based upon the interest rates of the underlying debt over the period of the agreement. The differential to be paid or received is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The premium paid for both types of agreements is amortized to interest expense using the interest method over the life of the agreement.

     Maturities of long-term debt are as follows (in thousands):

2000.....................................................   $    478
2001.....................................................      2,350
2002.....................................................      7,525
2003.....................................................      9,400
2004.....................................................     13,150
Thereafter...............................................    535,580
                                                            --------
                                                             568,483
Less discount............................................    (43,446)
                                                            --------
                                                            $525,037
                                                            ========

     In the first quarter of 2000, the Company redeemed certain debt and restructured its credit facility. See Note 16 -- Subsequent Events.

7. CAPITAL STOCK

  Shares Reserved

     At December 31, 1999, 5.3 million shares of common stock were reserved for the exercise of options and warrants, 7.8 million for the conversion of outstanding common stock, and 0.6 million for closing an acquisition.

  Initial Public Offering

     In December 1999, the Company completed the initial public offering of 7,250,000 shares of its Class A common stock at an offering price of $25.00 per share. In addition, existing shareholders participating in the initial public offering sold 2,237,500 shares at the offering price.

  Equity Investment

     In July 1999, the Company sold 6,490,734 shares of Class B voting common stock to Brera for $100 million. The proceeds were distributed as follows: $95.7 million was contributed to Cable to finance the acquisition of Buford Group, Inc., $3.3 million of offering costs were paid to Brera pursuant to management and advisory fee agreements, and approximately $750,000 was paid to Brera as reimbursement of offering costs related to certain of its fees and expenses incurred in connection with the investment.

  Restricted Common Stock

     In 1996, the Company issued 258,813 shares of restricted Class B voting common stock to complete an exchange for shares of a then existing class of common stock. The restrictions included vesting provisions and

                          CLASSIC COMMUNICATIONS, INC.

the entitlement to $9.93 less per share in distributions than the amount otherwise payable for distribution to the holders of the Company's common stock. The amount by which the fair value of the restricted Class B voting common stock exceeded the fair value of the stock exchanged was recorded as deferred compensation and expensed ratably over the vesting period. The fair value of the restricted Class B voting common stock and the stock exchanged was determined as of the issuance date by an independent valuation.

     The Company has the 1996 and 1998 Restricted Stock Award Plans ("the Plans") whereby employees may be granted shares of the Company's Class B voting common stock. The stock awards will generally vest over a three to four year period. In addition, upon any distribution event, the holders of the restricted stock will be entitled to either $29.78 less per share, $19.06 less per share or $3.77 less per share in distributions than the amount otherwise payable for distribution to the holders of the Company's common stock. The Company has authorized 743,231 shares under the Plans, all of which have been awarded. The fair value of the awards was recorded as deferred compensation and expensed ratably over the vesting period. The fair value was determined by an independent valuation.

     The July 1999 Brera investment resulted in accelerated vesting of the restricted stock. All remaining deferred compensation amounts were recognized as compensation expense upon this accelerated vesting.

     The following table summarizes the activity of the Company's restricted stock:

                                            DISTRIBUTION THRESHOLDS
                                     --------------------------------------
                                     $29.78    $19.06     $9.93      $3.77     TOTAL
                                     -------   -------   --------   -------   --------
Balance at December 31, 1996.......  129,407   129,406    258,813        --    517,626
  No activity in 1997..............       --        --         --        --         --
                                     -------   -------   --------   -------   --------
Balance at December 31, 1997.......  129,407   129,406    258,813        --    517,626
  Repurchase of stock..............       --        --    (76,350)       --    (76,350)
  1998 Restricted Stock Award Plan:
     Shares exchanged..............  (93,171)  (93,171)  (109,991)       --   (296,333)
     Shares awarded................       --        --         --   484,418    484,418
     Other.........................       (2)       (1)        --        --         (3)
                                     -------   -------   --------   -------   --------
Balance at December 31, 1998.......   36,234    36,234     72,472   484,418    629,358
  No activity in 1999..............       --        --         --        --         --
                                     -------   -------   --------   -------   --------
Balance at December 31, 1999.......   36,234    36,234     72,472   484,418    629,358
                                     =======   =======   ========   =======   ========

     The Company also has the right of first refusal for any proposed disposition of shares issued under the Plans. The restrictions on the shares are transferable.

  Preferred Stock

     In July 1998, the Company redeemed the outstanding shares of an indirect subsidiary's preferred stock at a redemption price per share of $100 plus accrued and unpaid dividends.

     In July 1998, the Company redeemed the outstanding shares of Senior and Junior Preferred Stock at a redemption price per share of $1,000 plus accrued and unpaid dividends.

  Stock Purchase Warrants

     At December 31, 1999 and 1998, there were warrants outstanding to acquire 153,210 and 335,853 common shares, respectively, at $.001 per share which expire in 2006. Warrants representing 182,643 were exercised during 1999. Under the terms of the warrant agreements, the exercise price and exercise rate shall

                          CLASSIC COMMUNICATIONS, INC.

be subject to adjustment in the event of a change in the number of shares outstanding or valuation of the Company's common stock.

  Voting Rights

     At December 31, 1999, all general voting power was vested in the holders of voting common stock. The holders of Class A voting common stock have one vote per share while the holders of Class B voting common stock have ten votes per share. Shares of preferred stock may be issued in one or more series with or without voting powers.

     Holders of nonvoting common stock are entitled at any time and from time to time to convert any and all of the shares held into the same number of shares of either Class A or Class B voting common stock provided that such conversion would be in accordance with all laws, regulations, rules or other requirements of any governmental authority applicable to such conversion as well as the provisions of the Amended and Restated Certificate of Incorporation.

  Dividends

     Dividends on Common Stock shall be paid at such times as may be declared by the Board of Directors. Through December 31, 1999, no such dividends had been declared.

  Stock Options

     The Company has a 1999 Omnibus Stock Incentive Plan (the "Plan") whereby employees, officers, directors, consultants or advisors may be granted stock options, stock appreciation rights, restricted stock, performance shares, or deferred stock. The total number of shares of Class A voting common stock reserved and available for issuance under the Plan is 2,000,000. At December 31, 1999, no awards had been granted under the Plan.

     Prior to the adoption of the Plan and during 1999, the Company granted options to acquire 597,500 and 1,119,496 of Class A voting common stock and Class B voting common stock, respectively. These options vest between three to four years, with a contractual life of ten years. The Class A stock options were granted with exercise prices ranging from $20.00 to $25.00 with a weighted-average exercise price of $20.07. The Class B stock options were granted with exercise prices of $14.57 for half the grants and $25.00 for half the grants with a weighted-average exercise price of $19.79. None of these grants were exercised, canceled, forfeited or expired during 1999. The Company had no option activity prior to 1999. At December 31, 1999, none of the Class A stock options were exercisable and 348,868 of the Class B stock options were exercisable with a weighted-average exercise price of $14.57. The weighted-average remaining contractual life of the Class A and Class B stock options was 9.7 and 9.6 years, respectively.

     Pro forma information regarding the 1999 net loss and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.0%; weighted-average expected life of the options of four years; dividend rate of 0%; and assumed volatility of 40%. The weighted-average fair value of options granted was $7.87.

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's 1999 pro forma net stock-based compensation expense was $2.4 million, the pro forma net loss was $46.3 million and the pro forma basic and diluted net loss per share was $7.25.

                          CLASSIC COMMUNICATIONS, INC.

8. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                         1999       1998       1997
                                                       --------   --------   --------
Loss before extraordinary item.......................  $(39,769)  $(25,339)  $(14,129)
Preferred stock dividends............................        --     (2,542)    (3,843)
Accretion of discount on preferred stock.............        --     (1,869)      (237)
                                                       --------   --------   --------
Loss applicable to common stockholders before
  extraordinary item.................................  $(39,769)  $(29,750)  $(18,209)
                                                       ========   ========   ========
Net loss.............................................  $(43,862)  $(30,863)  $(14,129)
Preferred stock dividends............................        --     (2,542)    (3,843)
Accretion of discount on preferred stock.............        --     (1,869)      (237)
                                                       --------   --------   --------
Loss applicable to common stockholders...............  $(43,862)  $(35,274)  $(18,209)
                                                       ========   ========   ========
Weighted-average shares outstanding..................     6,607      2,968      2,807
Less unvested portion of restricted stock............      (230)      (365)      (388)
                                                       --------   --------   --------
Adjusted weighted-average shares outstanding.........     6,377      2,603      2,419
                                                       ========   ========   ========
Basic and diluted loss per share:
Loss per share applicable to common stockholders
  before extraordinary item..........................  $  (6.24)  $ (11.43)  $  (7.53)
Extraordinary loss on extinguishment of debt.........     (0.64)     (2.12)        --
                                                       --------   --------   --------
Loss per share applicable to common stockholders.....  $  (6.88)  $ (13.55)  $  (7.53)
                                                       ========   ========   ========

     Warrants to purchase 153,210 shares of common stock at $.001 per share were outstanding at December 31, 1999 and warrants to purchase 335,853 shares of common stock at $.001 per share were outstanding at December 31, 1998 and 1997 but were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive. Options outstanding at December 31, 1999 to purchase 1,716,996 of common stock at exercise prices ranging from $14.57 per share to $25.00 per share were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive. No options were outstanding in earlier years.

     In February 2000, the Company issued 555,555 shares of common stock in conjunction with an acquisition.

                          CLASSIC COMMUNICATIONS, INC.

9. INCOME TAXES

     Significant components of income tax benefit from continuing operations are as follows (in thousands):

                                                                 DECEMBER 31
                                                         ----------------------------
                                                           1999      1998      1997
                                                         --------   -------   -------
Current:
  Federal..............................................  $     --   $   (80)  $   246
  State................................................        --        --        --
                                                         --------   -------   -------
          Total current................................        --       (80)      246
Deferred:
  Federal..............................................    (9,881)   (1,536)   (6,304)
  State................................................    (2,020)     (314)   (1,289)
                                                         --------   -------   -------
          Total deferred...............................   (11,901)   (1,850)   (7,593)
                                                         --------   -------   -------
          Income tax benefit...........................  $(11,901)  $(1,930)  $(7,347)
                                                         ========   =======   =======

     The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes and extraordinary items as a result of the following:

                                                                   DECEMBER 31
                                                            -------------------------
                                                            1999      1998      1997
                                                            -----     -----     -----
Tax at U.S. statutory rate................................  (34.0)%   (34.0)%   (34.0)%
State taxes, net of federal benefit.......................   (3.7)     (3.9)     (3.8)
Increase in valuation allowance...........................   10.3      27.8        --
Other nondeductible items.................................    4.4       3.0       3.6
                                                            -----     -----     -----
                                                            (23.0)%    (7.1)%   (34.2)%
                                                            =====     =====     =====

                          CLASSIC COMMUNICATIONS, INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                 DECEMBER 31
                                                              ------------------
                                                               1999       1998
                                                              -------   --------
Deferred tax liabilities:
  Book over tax basis of depreciable assets.................  $15,850   $    698
  Book over tax basis of assets that are amortizable for
     tax....................................................   40,184      2,076
                                                              -------   --------
          Total deferred tax liabilities....................   56,034      2,774
Deferred tax assets:
  Net operating loss carryforwards:
     Restricted.............................................   29,125      4,880
     Other..................................................   11,153     13,411
Alternative minimum tax credit carryforwards................    5,858        166
Other.......................................................    5,387      1,681
                                                              -------   --------
          Total deferred tax assets.........................   51,523     20,138
Less valuation allowance....................................  (22,681)   (17,364)
                                                              -------   --------
          Net deferred tax assets...........................   28,842      2,774
                                                              -------   --------
          Net deferred tax liabilities......................  $27,192   $     --
                                                              =======   ========

     At December 31, 1999, the Company had net operating loss carryforwards of $105.2 million for federal income tax purposes, which begin to expire in 2002 if not utilized. Approximately $76.1 million of the loss carryforwards is subject to various limitations under the Internal Revenue Code (including limitations of Section 382 of the Internal Revenue Code), which could result in expiration of the loss carryforwards before utilization.

     During 1999, the Company recorded a net deferred tax liability of $41.6 million and a corresponding increase to goodwill related to a subsidiary's acquisition of Buford Group, Inc.

     Approximately $7.6 million of the total valuation allowance as of December 31, 1999 was previously recorded for certain acquisition net operating loss carryforwards and other acquisition deferred tax assets due to restrictions on their utilization under the tax law and other uncertainties regarding their realization. When, and if, realized, the tax benefit associated with these deferred tax assets will be applied to reduce goodwill and other noncurrent intangibles related to the acquisitions.

10. EMPLOYEE BENEFIT PLAN

     The Company sponsors a defined contribution pension plan, a 401(k) plan. Participation in this plan is available to substantially all employees. Employees may contribute up to 15% of their pay. The Company may match employee contributions for an amount up to 6% of each employee's base salary. Costs of the plan, including the Company's matching contributions, were $269,000, $149,000 and $114,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

11. ABANDONMENT OF TELEPHONE OPERATIONS

     At December 31, 1995, the Company was negotiating an agreement to purchase four telephone exchanges in Kansas. For various reasons, the Company did not complete the acquisitions and hence, did not enter the telephone business. Net assets of the telephone business, when abandoned in 1996, consisted primarily of property, plant and equipment. In connection therewith, the Company recorded a $2,994,000

                          CLASSIC COMMUNICATIONS, INC.

charge in 1996 related to the termination of the purchase agreement and operations associated with the proposed acquisition. Items included in the charge were the write-off of certain costs capitalized in connection with the proposed acquisition, legal and consulting fees and estimated severance for personnel reductions. The Company revised their estimate of costs associated with the abandonment and took an additional charge of $500,000 in 1997.

     In November 1998, the Company settled certain litigation related to these transactions. Terms of the settlement included the sale of certain cable television systems in Kansas, the granting of a five year right of first refusal for the sale of certain other cable television systems in Kansas, and a five year non-competition agreement. In addition, the Company received cash consideration of $348,000 in 1999 in connection with the settlement. The settlement resulted in a loss of approximately $220,000.

12. SETTLEMENT OF CLAIMS

     In February 1998, the Company settled claims that arose in conjunction with divorce proceedings of an officer of the Company. The Company purchased certain stock of the Company in which the officer's wife held a community property interest and provided monetary consideration for the release of the claims. The Company acquired and canceled 101,538 shares of the Company's Common Stock (76,350 of which were restricted stock). The related expenses, including legal, consultant and other fees of approximately $1,411,000 are included in corporate overhead expenses in 1997.

     In March 1997, the Company settled certain litigation in which the Company was seeking damages related to a previous year's acquisition. The Company received approximately $3.5 million in the settlement. The net proceeds of $3 million were recorded as a reduction of goodwill.

13. COMMITMENTS AND CONTINGENCIES

  Standby Letters of Credit

     Cable had outstanding at December 31, 1999, $3 million in standby letters of credit maturing through August 2000.

  Lease Arrangements

     The Company, as an integral part of its cable operations, has entered into short-term lease contracts for microwave service, pole use and office space. At December 31, 1999, future minimum lease payments were $470,000 in 2000, $370,000 in 2001, $290,000 in 2002, $250,000 in 2003, $190,000 in 2004 and $480,000
thereafter. Rent expense was $2,230,000, $1,285,000 and $1,160,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Litigation

     The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

14. RELATED PARTY TRANSACTIONS

     In accordance with various provisions of executive management's employment agreements, the Company made payments totaling approximately $5 million in relation to the Buford acquisition and change of control that resulted from the Brera equity investment. All payments to management were treated as a current period cost in the third quarter of 1999.

                          CLASSIC COMMUNICATIONS, INC.

     In connection with the Buford acquisition, Classic Communications paid a transaction fee of $300,000 to The Austin Advisory, a financial consulting firm in which a former member of executive management is a principal.

     In July 1998, the Company paid all outstanding principal and accrued interest balances on various subordinated debt agreements held by affiliates of the Company. The debt bore interest at 7.5% and 15% and the amount paid was $397,000 and $4,061,000, respectively.

15. QUARTERLY FINANCIAL SUMMARY

                                                   MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                   --------   -------   ------------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                     (UNAUDITED)
1999
Revenues.........................................  $19,576    $19,710     $ 33,105       $39,019
Operating loss...................................     (893)      (677)      (7,021)       (2,909)
Net loss before extraordinary item*..............   (8,322)    (8,225)     (19,785)       (3,437)
Net loss*........................................   (8,322)    (8,225)     (26,417)         (898)
Basic and diluted loss per share*................    (2.96)     (2.89)       (3.23)        (0.08)
1998
Revenues.........................................   16,072     16,142       18,190        19,398
Operating loss...................................     (547)      (446)        (720)       (1,086)
Net loss before extraordinary item...............   (4,847)    (5,538)      (6,622)       (8,332)
Net loss.........................................   (4,847)    (5,538)     (12,146)       (8,332)
Basic and diluted loss per share.................    (2.42)     (2.67)       (5.38)        (3.05)

---------------

* Includes a fourth quarter adjustment of $10.5 million related to the income tax benefit in the third quarter due to a change in the estimate related to the purchase accounting of the Buford acquisition.

16. SUBSEQUENT EVENTS

     In January 2000, the Company redeemed all outstanding 13.25% senior discount notes at a redemption price equal to 113.25% of the accreted value of the notes.

     In February 2000, the Company acquired certain assets of Star Cable Associates ("Star") serving communities in three states for approximately $110 million in cash and 555,555 shares of Class A voting common stock. The purchase was financed from proceeds of Cable's $225 million private debt offering of 10.5% senior subordinated notes and available cash. In addition, Cable utilized proceeds to pay down the 1999 credit facility by $100 million and to redeem $33 million of its 9.875% senior subordinated notes. The 1999 credit facility was further amended to (a) allow for the Star acquisition, (b) modify some of the covenants in the credit facility, (c) restructure the term loan A to allow Cable to reborrow against it through February 2001, subject to certain conditions, and
(d) increase the term loan A facility $25 million.

     The extraordinary loss from these transactions was $21.8 million.

                          CLASSIC COMMUNICATIONS, INC.

    INDEX TO CONDENSED FINANCIAL INFORMATION OF CLASSIC COMMUNICATIONS, INC.

                                                               PAGE
                                                               ----
CONDENSED FINANCIAL INFORMATION
  Report of Independent Accountants.........................   S-2
  Condensed Balance Sheets as of December 31, 1999 and
     1998...................................................   S-3
  Condensed Statements of Operations for the years ended
     December 31, 1999, 1998, and 1997......................   S-4
  Condensed Statements of Cash Flows for the years ended
     December 31, 1999, 1998, and 1997......................   S-5
  Notes to Condensed Financial Statements...................   S-6

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Classic Communications, Inc.

     In our opinion, the information set forth in the accompanying condensed financial statement schedule of Classic Communications, Inc. (parent company only) is fairly stated, in all material respects, in relation to the consolidated financial statements of Classic Communications, Inc. and subsidiaries from which it has been derived. This condensed financial statement schedule is the responsibility of the Company's management; our responsibility is to express an opinion on the schedule based on our audits. We conducted our audits of the consolidated financial statements of Classic Communications, Inc. and subsidiaries in accordance with auditing standards generally accepted in the United States; and in our report dated February 23, 2000, we expressed an unqualified opinion on those financial statements.

PricewaterhouseCoopers LLP

Austin, Texas
February 23, 2000

                          CLASSIC COMMUNICATIONS, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
                                      ASSETS
Cash and cash equivalents...................................  $  82,533   $     --
Investment in and advances to affiliates....................    158,180     13,142
Deferred financing costs, net...............................      2,558      2,465
  Deferred taxes, net.......................................      1,773         --
                                                              ---------   --------
          Total assets......................................  $ 245,044   $ 15,607
                                                              =========   ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
  Amounts due to subsidiary.................................  $     908   $    357
  Accrued interest..........................................        449         --
  Long-term debt, net.......................................     70,705   $ 62,038
                                                              ---------   --------
          Total liabilities.................................     72,062     62,395
Stockholders' equity (deficit):
  Class A voting common stock...............................         95         --
  Class B voting common stock...............................         75         --
  Common stock, voting......................................         --         17
  Nonvoting common stock....................................          2         15
  Additional paid-in capital................................    292,036     30,464
  Unearned compensation.....................................         --     (1,920)
  Accumulated deficit.......................................   (119,226)   (75,364)
                                                              ---------   --------
          Total stockholders' equity (deficit)..............    172,982    (46,788)
                                                              ---------   --------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 245,044   $ 15,607
                                                              =========   ========

                            See accompanying notes.

                          CLASSIC COMMUNICATIONS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Interest expense............................................  $ (9,574)  $ (3,754)  $   (539)
Interest in loss of subsidiary..............................   (36,061)   (26,700)   (13,787)
                                                              --------   --------   --------
Loss before income taxes....................................   (45,635)   (30,454)   (14,326)
Income tax benefit (expense)................................     1,773       (409)       197
                                                              --------   --------   --------
Net loss....................................................  $(43,862)  $(30,863)  $(14,129)
                                                              ========   ========   ========

                             See accompanying notes

                          CLASSIC COMMUNICATIONS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                                1999        1998     1997
                                                              ---------   --------   ----
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities.........  $     551   $    265   $--
INVESTING ACTIVITIES
Capital contribution to subsidiary..........................         --    (22,764)   --
                                                              ---------   --------   ---
Net cash provided by (used in) investing activities.........         --    (22,764)   --
FINANCING ACTIVITIES
Proceeds from long-term debt................................         --     59,981    --
Repayments of long-term debt................................         --        (16)   --
Repayments of subordinated indebtedness.....................         --     (4,458)   --
Repayment of promissory notes...............................         --       (650)   --
Financing costs.............................................       (551)    (2,527)   --
Redemption of preferred stock...............................         --    (29,756)   --
Sales of common stock, net offering costs...................    261,712         50    --
Repurchase of common stock..................................         --       (125)   --
Capital contribution to Classic Cable.......................   (179,179)        --    --
                                                              ---------   --------   ---
Net cash provided by (used in) financing activities.........     81,982     22,499    --
                                                              ---------   --------   ---
Increase (decrease) in cash and cash equivalents............     82,533         --    --
Cash and cash equivalents at beginning of year..............         --         --    --
                                                              ---------   --------   ---
Cash and cash equivalents at end of year....................  $  82,533   $     --   $--
                                                              =========   ========   ===

                            See accompanying notes.

                          CLASSIC COMMUNICATIONS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. BASIS OF PRESENTATION

     In the parent company-only financial statements of Classic Communications, Inc. (the "Company"), the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings (losses) of subsidiaries since the date of acquisition, plus advances to, and less payments from, subsidiaries. The parent company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2. LONG-TERM DEBT

     Balances of amounts outstanding under the Company's debt agreement is as follows (in thousands):

                                                                  DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
13.25% senior discount notes................................  $114,000    $114,000
  Unamortized discount......................................   (43,295)    (51,962)
                                                              --------    --------
                                                              $ 70,705    $ 62,038
                                                              ========    ========

     In July 1998, the Company issued $114 million of 13.25% senior discount notes due 2009. Net of the applicable discounts and the fair value of the common stock sold along with the senior discount notes, proceeds from this issue were $60 million. Interest payments on the senior discount notes do not commence until 2004.

     The senior discount notes were sold in units that consisted of a $1,000 note and three shares of common stock of the Company. Shares issued in connection with the offering totaled 342,000. Proceeds of $3.77 per share were allocated to the sale of the shares, resulting in a discount being recorded on the debt of $1.3 million. This per share amount represents the fair value of the stock as of the date of the offering.

     The senior discount notes are unsecured and rank without preference with all existing and future unsecured indebtedness of the Company, and senior to all future subordinated indebtedness of the Company. The notes are also subordinate to all existing and future liabilities of the Company's subsidiaries. The senior discount notes may be redeemed contingent on certain events and/or the passage of time at the redemption price, which may include a premium. Restrictive covenants associated with these notes limit the Company's ability to enter into certain transactions.

     The 1999 credit facility of the Company's wholly owned subsidiary, Classic Cable ("Cable"), is collateralized by essentially all the assets of Cable. The Company has no operations of its own. Consequently, it will rely on dividends and cash flow of Cable to meet its debt service obligations. The terms of the credit facility restrict certain activities of Cable, including the incurrence of additional indebtedness and the payment of certain dividends. Accordingly, substantially all the assets and operations of Cable are restricted as to transfer to the Company and may not be available for dividends and/or debt service of the Company.

     In January 2000, the Company redeemed all outstanding 13.25% senior discount notes at a redemption price equal to 113.25% of the accreted value of the notes.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
        2.1 *            -- Securities Purchase Agreement between Classic Cable, Inc.
                            and Buford Group, Inc. dated as of May 11, 1999.
        2.2              -- Asset Purchase Agreement, dated as of October 14, 1999, by and between Star Cable Associates and Universal Cable
                            Holdings, Inc., and Amendment No. 1 thereto, dated
                            February 16, 2000 (incorporated by reference to Exhibit 2
                            to Classic Communications, Inc.'s Form 8-K, filed on
                            February 29, 2000).
        3.1              -- Amended and Restated Certificate of Incorporation of
                            Classic Communications, Inc., filed on December 9, 1999.
        3.2              -- Amended and Restated Bylaws of Classic Communications,
                            Inc.
        4.1              -- Form of certificate evidencing shares of Class A voting common stock (incorporated by reference to Exhibit 4.1 of
                            Classic's Registration Statement on Form S-1/A
                            (Registration No. 333-89295) filed on November 15, 1999).
        4.2              -- Purchase Agreement, dated July 21, 1999, by and among
                            Classic Cable, Inc. and Goldman, Sachs & Co., Donaldson,
                            Lufkin & Jenrette Securities Corporation and Merrill
                            Lynch, Pierce, Fenner & Smith Incorporated (incorporated
                            by reference to Exhibit 10.16 to Classic Communications,
                            Inc.'s Registration Statement on Form S-4 (Registration
                            No. 333-63641)).
        4.3              -- Exchange and Registration Rights Agreement, dated July
                            28, 1999, by and between Classic Cable, Inc. and Goldman,
                            Sachs & Co., Donaldson, Lufkin & Jenrette Securities
                            Corporation and Merrill Lynch, Pierce, Fenner & Smith
                            Incorporated (incorporated by reference to Exhibit 10.17
                            to Classic Communications, Inc.'s Registration Statement
                            on Form S-4 (Registration No. 333-63641)).
        4.4              -- Indenture for $150,000,000 9.375% Senior Subordinated
                            Notes due 2009, dated as of July 28, 1999 between Classic
                            Cable, Inc., as Issuer, the Guarantors listed on Schedule
                            1 thereto, and Chase Bank of Texas, National Association,
                            as Trustee (incorporated by reference to Exhibit 10.18 to
                            Classic Communications, Inc.'s Registration Statement on
                            Form S-4 (Registration No. 333-63641)).
        4.5              -- Form of Global 9.375% Senior Subordinated Note due 2009
                            (incorporated by reference to Exhibit 10.19 to Classic
                            Communications, Inc.'s Registration Statement on Form S-4
                            (Registration No. 333-63641)).
        4.6              -- Registration Rights Agreement dated as of July 29, 1998, by and between Classic Communications, Inc. and Merrill
                            Lynch, Pierce, Fenner & Smith Incorporated (incorporated
                            by reference to Exhibit 4.3A to Classic Communications,
                            Inc.'s Registration Statement on Form S-4 (Registration
                            No. 333-63641)).
        4.7              -- Shareholder and Registration Rights Agreement, dated as of July 29, 1998, by and among Classic Communications,
                            Inc. and Certain Stockholders and Merrill Lynch, Pierce,
                            Fenner & Smith Incorporated (incorporated by reference to
                            Exhibit 4.3B to Classic Communications, Inc.'s
                            Registration Statement on Form S-4 (Registration No.
                            333-63641)).
        4.8              -- Amended and Restated Registration Rights Agreement dated as of October 31, 1995, modified by Amendment No. 1
                            (dated as of October 31, 1995) and Amendment No. 2 (dated
                            as of December 27, 1995) (incorporated by reference to
                            Exhibit 4.3C to Classic Communications, Inc.'s
                            Registration Statement on Form S-4 (Registration No.
                            333-63641)).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
        4.9              -- Amended and Restated Shareholders Agreement dated as of
                            October 31, 1995, modified by Amendment No. 1 (dated as
                            of October 31, 1995), Amendment No. 2 (dated as of
                            December 27, 1995) and Amendment No. 3 (dated as of
                            December 19, 1997) (incorporated by reference to Exhibit
                            4.3D to Classic Communications, Inc.'s Registration
                            Statement on Form S-4 (Registration No. 333-63641)).
        4.10             -- First Supplemental Indenture, dated as of July 28, 1999, between Classic Cable, Inc., as Issuer, the Subsidiary
                            Guarantors named thereon, as Guarantors, and Chase Bank
                            of Texas, National Association, as Trustee (incorporated
                            by reference to Exhibit 4.4 to Classic Communications,
                            Inc.'s Registration Statement on Form S-4 (Registration
                            No. 333-63641)).
        4.11             -- Amended and Restated Stockholders' Agreement, dated as of
                            December 13, 1999, by and among Classic Communications,
                            Inc., Brera Classic, LLC and the additional parties named
                            therein.
        4.12             -- Amended and Restated Registration Rights Agreement, dated as of December 13, 1999, by and among Classic
                            Communications, Inc., Brera Classic, LLC and the
                            additional parties named therein.
       10.1**            -- Employment Agreement dated as of July 29, 1999 by and
                            between Classic Cable, Inc. and Ronald W. Martin.
       10.2**            -- Employment Agreement dated as of July 29, 1999 by and
                            between Classic Cable, Inc. and Elizabeth Kay Manigold.
       10.3*             -- Employment Agreement dated as of July 28, 1999 by and
                            between Classic Communications, Inc., Classic Cable, Inc.
                            and J. Merritt Belisle.
       10.4*             -- Employment Agreement dated as of July 28, 1999 by and
                            between Classic Communications, Inc., Classic Cable, Inc.
                            and Steven E. Seach.
       10.5              -- Classic Communications, Inc. 1999 Omnibus Stock Incentive
                            Plan.
       10.6*             -- Amended and Restated Credit Agreement dated July 28, 1999 among Classic Cable, Inc., as Borrower, the Lenders
                            Parties thereto, Goldman Sachs Credit Partners, L.P., as
                            Lead Arranger and Syndication Agent, and The Chase
                            Manhattan Bank, as Documentation Agent, and Union Bank of
                            California, N.A., as Administrative Agent.
       10.7*             -- Facilities Commitment Letter, dated June 24, 1999,
                            between Classic Cable, Inc. and Goldman Sachs Credit
                            Partners L.P.
       10.8*             -- Asset Purchase Agreement dated May 14, 1998 by and
                            between Cable One, Inc. and Black Creek Communications,
                            Inc.
       10.8(b)*          -- Assignment of Asset Purchase Agreement dated June 19,
                            1998.
       10.8(c)*          -- Amendment No. 1 to Asset Purchase Agreement dated July
                            15, 1998.
       10.9*             -- 1996 Restricted Stock Award Plan of Classic
                            Communications, Inc.
       10.10*            -- 1998 Restricted Stock Award Plan of Classic
                            Communications, Inc.
       10.10(a)*         -- Restricted Stock Award Agreement dated July 29, 1998 by and between J. Merritt Belisle and Classic
                            Communications, Inc.
       10.10(b)*         -- Restricted Stock Award Agreement dated July 29, 1998 by and between Steven E. Seach and Classic Communications,
                            Inc.
       10.11*            -- Investment Agreement dated as of May 24, 1999 between
                            Brera Classic, LLC and Classic Communications, Inc.
       10.12*            -- Management and Advisory Fee Agreement dated May 24, 1999.
       10.13             -- Form of Stock Option Agreement relating to August 25,
                            1999 and December 7, 1999 grants.

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
       10.14             -- Amendment and Waiver No. 1 to the Amended and Restated
                            Credit Agreement dated November 15, 1999 among Classic
                            Cable, Inc., as Borrower, the Lenders Parties thereto,
                            Goldman Sachs Credit Partners, L.P., as Lead Arranger and
                            Syndication Agent, and The Chase Manhattan Bank, as
                            Documentation Agent, and Union Bank of California, N.A.,
                            as Administrative Agent.
       10.15             -- Amended and Restated Credit Agreement dated January 31,
                            2000 among Classic Cable, Inc., as Borrower, the Lenders
                            Parties thereto, Goldman Sachs Credit Partners, L.P., as
                            Lead Arranger and Syndication Agent, and The Chase
                            Manhattan Bank, as Documentation Agent, and Union Bank of
                            California, N.A., as Administrative Agent.
       12.1              -- Statement re: Computation of Ratio of Earnings to Fixed
                            Charges.
       21.1              -- Subsidiaries of Classic Communications, Inc.
       27.1              -- Financial Data Schedule.

---------------

 * Incorporated by reference to the identically numbered Exhibit to Classic Communications, Inc.'s Registration Statement on Form S-4 (Registration No. 333-63641).

** Incorporated by reference to the identically numbered Exhibit to Classic Communications, Inc.'s Registration Statement on Form S-1 (Registration No. 333-89295).