Form 10-Q
period 2000-06-30
CLASSIC COMMUNICATIONS INC
filed 2000-08-14
CIK 1069602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

              { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. {X} Yes { } No

         As of August 2, 2000, there were 10,310,061 shares of Class A Voting Common Stock, 7,240,744 shares of Class B Voting Common Stock and 177,487 shares of Nonvoting Common Stock outstanding.

                          CLASSIC COMMUNICATIONS, INC.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
                                TABLE OF CONTENTS

                                                                                                       Page
PART I - FINANCIAL INFORMATION

Item 1     Financial Statements
           Consolidated Balance Sheets (Unaudited).......................................................4
           Consolidated Statements of Operations (Unaudited).............................................5
           Consolidated Statements of Cash Flows (Unaudited).............................................6
           Notes to Consolidated Financial Statements (Unaudited)........................................7
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations.........9
Item 3     Quantitative and Qualitative Disclosures About Market Risk...................................11

PART II - OTHER INFORMATION

Item 1     Legal Proceedings............................................................................12
Item 2     Changes in Securities and Use of Proceeds....................................................12
Item 3     Defaults Upon Senior Securities..............................................................12
Item 4     Submission of Matters to a Vote of Security Holders..........................................12
Item 5     Other Information............................................................................12
Item 6     Exhibits and Reports on Form 8-K.............................................................12

SIGNATURES..............................................................................................13

                           --------------------------

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2000. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Classic," "we," "us" and "our" refer to Classic Communications, Inc. and its subsidiaries.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          CLASSIC COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           2000           1999
                                                                                        ---------      ---------
      Assets
      Cash and cash equivalents ...................................................     $  43,317      $ 168,388
      Accounts receivable, net ....................................................        12,541          9,803
      Prepaid expenses ............................................................         2,590          1,131
      Property, plant and equipment ...............................................       351,910        274,864
      Less accumulated depreciation ...............................................       (78,725)       (60,939)
                                                                                        ---------      ---------
                                                                                          273,185        213,925
      Deferred financing costs, net ...............................................        19,379         22,694
      Intangible assets:
        Customer relationships ....................................................       175,873        156,567
        Franchise marketing rights ................................................       185,417        158,105
        Noncompete agreements .....................................................        30,787         25,425
        Goodwill ..................................................................       127,125        102,261
                                                                                        ---------      ---------
                                                                                          519,202        442,358
        Less accumulated amortization .............................................      (120,644)       (96,428)
                                                                                        ---------      ---------
                                                                                          398,558        345,930
                                                                                        ---------      ---------
              Total assets ........................................................     $ 749,570      $ 761,871
                                                                                        =========      =========

      Liabilities and Stockholders' Equity
      Liabilities:
        Accounts payable ..........................................................     $   4,220      $   3,254
        Subscriber deposits and unearned income ...................................         8,816          6,675
        Other accrued expenses ....................................................        15,964         15,606
        Accrued interest ..........................................................        17,836         11,125
        Long-term debt, net .......................................................       543,018        525,037
        Deferred taxes, net .......................................................        10,091         27,192
                                                                                        ---------      ---------
              Total liabilities....................................................       599,945        588,889
      Stockholders' equity:
       Preferred stock: $.01 par value; 10,000,000 shares
        authorized, none issued and outstanding ...................................            --             --
       Class A voting common stock: $.01 par value; 120,000,000
        shares authorized; issued and outstanding: 2000--
        10,293,231 and 1999-- 9,487,500 ...........................................           103             95
       Class B voting common stock, convertible to Class A voting common stock: $.01 par value; 45,000,000 shares
        authorized; issued and outstanding: 2000-- 7,257,574
        and 1999--  7,507,250 .....................................................            73             75
       Nonvoting common stock, convertible to voting common
        stock: $.01 par value; 7,500,000 shares authorized;
        issued and outstanding: 2000 and 1999-- 177,487 ...........................             2              2
        Additional paid-in capital ................................................       305,932        292,036
        Accumulated deficit .......................................................      (156,485)      (119,226)
                                                                                        ---------      ---------
              Total stockholders' equity ..........................................       149,625        172,982
                                                                                        ---------      ---------
Total liabilities and stockholders' equity ........................................     $ 749,570      $ 761,871
                                                                                        =========      =========


                 See notes to consolidated financial statements.

                          CLASSIC COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)





                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                               JUNE 30                      JUNE 30
                                        ----------------------      ----------------------
                                          2000          1999          2000          1999
                                        --------      --------      --------      --------
Revenues ..........................     $ 46,136      $ 19,710      $ 88,425      $ 39,286
Operating expenses:
  Programming .....................       13,138         5,196        25,256        10,427
  Plant and operating .............        5,404         2,095         9,758         4,401
  General and administrative ......        6,774         2,807        13,893         5,755
  Marketing and advertising .......          906           279         1,770           452
  Corporate overhead ..............          911           869         1,510         1,725
  Depreciation and amortization ...       22,351         9,141        42,142        18,096
                                        --------      --------      --------      --------
        Total operating expenses...       49,484        20,387        94,329        40,856
                                        --------      --------      --------      --------
expenses
Loss from operations ..............       (3,348)         (677)       (5,904)       (1,570)
Interest expense ..................      (14,123)       (7,546)      (28,318)      (14,992)
Other income (expense) ............          562            (2)        1,639            15
                                        --------      --------      --------      --------
Loss before income taxes and
  extraordinary item ..............      (16,909)       (8,225)      (32,583)      (16,547)
Income tax benefit ................        5,045            --        10,091            --
                                        --------      --------      --------      --------
Loss before extraordinary item ....      (11,864)       (8,225)      (22,492)      (16,547)
Extraordinary loss on
  extinguishment of debt, net
  of taxes of $7,010 in 2000 ......           --            --       (14,767)           --
                                        --------      --------      --------      --------
Net loss ..........................     $(11,864)     $ (8,225)     $(37,259)     $(16,547)
                                        ========      ========      ========      ========
Basic and diluted loss per share:
Loss per share before
  extraordinary item ..............     $  (0.67)     $  (2.89)     $  (1.28)     $  (5.85)
Extraordinary loss on
  extinguishment of debt ..........           --            --         (0.84)           --
                                        --------      --------      --------      --------
Loss per share ....................     $  (0.67)     $  (2.89)     $  (2.12)     $  (5.85)
                                        ========      ========      ========      ========


                 See notes to consolidated financial statements.

                          CLASSIC COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                  SIX MONTHS ENDED JUNE 30
                                                                                  ------------------------
                                                                                     2000           1999
                                                                                  ---------      ---------
OPERATING ACTIVITIES
Net loss ....................................................................     $ (37,259)     $ (16,547)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Provision for doubtful accounts .........................................         1,706            386
    Depreciation ............................................................        17,926          7,509
    Amortization of intangibles .............................................        24,216         10,587
    Amortization of deferred financing costs ................................         1,079            421
    Discount accretion on long-term debt ....................................           507          4,267
    Non-cash compensation ...................................................            --            663
    Deferred tax benefit ....................................................       (17,101)            --
    Extraordinary loss ......................................................        21,777             --
    Changes in working capital, net of acquisition amounts:
     Change in accounts receivable ..........................................        (4,444)           (48)
     Change in prepaid expenses .............................................        (1,459)          (917)
     Change in other accruals and payables ..................................         3,564           (442)
     Change in accrued interest .............................................         6,711           (152)
                                                                                  ---------      ---------
Net cash provided by (used in) operating activities .........................        17,223          5,727
INVESTING ACTIVITIES
Acquisition of cable television systems .....................................      (113,592)            --
Purchases of property, plant and equipment ..................................       (25,341)        (8,008)
Payments for other intangibles ..............................................        (1,194)          (513)
                                                                                  ---------      ---------
Net cash provided by (used in) investing activities .........................      (140,127)        (8,521)
FINANCING ACTIVITIES
Proceeds from long-term debt ................................................       225,000          5,500
Repayments of long-term debt ................................................      (208,944)        (4,317)
Financing costs .............................................................        (7,958)          (530)
Payment of premium on redeemed notes ........................................       (10,265)            --
                                                                                  ---------      ---------
Net cash provided by (used in) financing activities .........................        (2,167)           653
                                                                                  ---------      ---------
Increase (decrease) in cash and cash equivalents ............................      (125,071)        (2,141)
Cash and cash equivalents at beginning of period ............................       168,388          2,779
                                                                                  ---------      ---------
Cash and cash equivalents at end of period ..................................     $  43,317      $     638
                                                                                  =========      =========

Non-cash financing activities:
Stock issued as partial payment for cable television purchase                     $  13,889      $      --



                 See notes to consolidated financial statements.

                          CLASSIC COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000


1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Classic Communications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

    For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in our Form 10-K.

2. INCOME TAXES

    The effective tax rates for the three and six months ended June 30, 2000 and June 30, 1999 differ from the statutory rates primarily due to the impact of permanent differences and increases in the valuation allowance on deferred tax assets. We believe it is more likely than not that such deferred tax assets will not be utilized in the near term.

3. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                          2000             1999            2000             1999
                                                       -----------      -----------     -----------      -----------
Loss before extraordinary item ...................     $   (11,864)     $    (8,225)    $   (22,492)     $   (16,547)
Extraordinary loss ...............................              --               --         (14,767)              --
                                                       -----------      -----------     -----------      -----------

Net loss .........................................     $   (11,864)     $    (8,225)    $   (37,259)     $   (16,547)
                                                       ===========      ===========     ===========      ===========
Weighted-average shares outstanding ..............          17,728            3,249          17,585            3,249
Less unvested portion of restricted stock ........              --             (400)             --             (419)
                                                       -----------      -----------     -----------      -----------
Adjusted weighted-average shares outstanding .....          17,728            2,849          17,585            2,830
                                                       ===========      ===========     ===========      ===========
Basic and diluted loss per share:
Loss per share before extraordinary item .........     $     (0.67)     $     (2.89)    $     (1.28)     $     (5.85)
Extraordinary loss on extinguishment of debt .....              --               --           (0.84)              --
                                                       -----------      -----------     -----------      -----------
Loss per share ...................................     $     (0.67)     $     (2.89)    $     (2.12)     $     (5.85)
                                                       ===========      ===========     ===========      ===========

     Warrants to purchase 153,210 and 335,853 shares of common stock at $.001 per share outstanding at June 30, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive. Options to purchase 1,716,996 shares of common stock at a weighted average exercise price of $19.88 per share at June 30, 2000 were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive. No options were outstanding at June 30, 1999.

4. STAR ACQUISITION

    In February 2000, a wholly owned subsidiary purchased substantially all of the assets of Star Cable Associates ("Star"), which operates cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $110 million in cash and 555,555 shares of our Class A Voting Common Stock ("Class A Common Stock"). The purchase was financed from proceeds of the $225 million private debt offering of 10.5% Senior Subordinated Notes due 2010 and available cash of our wholly owned subsidiary, Classic Cable, Inc. ("Cable"). The acquisition was accounted for using the purchase method and, accordingly, the operating results of the systems acquired have been included in our consolidated financial statements since the date of acquisition.

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

                                                   SIX MONTHS ENDED JUNE 30
                                                     2000            1999
                                                  ----------      ----------
Revenues ....................................     $   91,580      $   90,118
Loss before extraordinary item ..............        (21,131)        (26,030)
Loss before extraordinary item per share ....          (1.19)          (1.47)
Net loss ....................................        (26,632)        (30,123)
Basic and diluted loss per share ............          (1.50)          (1.70)

    The allocation of the Star purchase price reflected in the June 30, 2000 consolidated balance sheet is preliminary. We have arranged to obtain an independent valuation of the Star property, plant and equipment and intangible assets. We expect to receive the completed report during the third quarter of 2000.

    In conjunction with the Star acquisition, a fee for financial advisory services in the amount of $1.3 million was paid to an affiliate of our majority owner, Brera Classic, in addition to approximately $200,000 for reimbursement of certain related expenses.

5. LONG-TERM DEBT

     Our long-term debt consists of the following as of June 30, 2000 (in thousands):

1999 credit facility:
  Term loan B ...............................     $ 86,842
  Term loan C ...............................       78,158
10.5% Senior Subordinated Notes .............      225,000
9.375% Senior Subordinated Notes ............      150,000
9.875% Senior Subordinated Notes ............        3,000
Other .......................................           18
                                                  --------
                                                  $543,018
                                                  ========

    In January 2000, we redeemed all outstanding 13.25% senior discount notes at a redemption price equal to 113.25% of the accreted value of the notes. This resulted in an extraordinary loss of $13.3 million ($9.3 million, net of taxes).

    In February 2000, Cable issued $225 million of 10.5% Senior Subordinated Notes due 2010. Interest payments on these notes begin in September 2000. The proceeds of the offering have been used to fund a portion of the acquisition of Star, repay a portion of the 1999 credit facility and repurchase approximately $36 million of the 9.875% Senior Subordinated Notes due 2008. In addition, the 1999 credit facility was amended to (a) allow for the Star acquisition, (b) modify some of the covenants in the credit facility, (c) restructure the term loan A to allow Cable to reborrow against it through February 2001, subject to certain conditions, and (d) increase the term loan A facility so that an additional $25 million may be made available under that facility. The amendment of the 1999 credit facility resulted in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VS. JUNE 30, 1999

     Revenues increased $26.4 million, or 134%, in 2000. Revenues increased primarily due to increased subscribers resulting from acquisitions and basic rate increases. The Buford Group acquisition added approximately 170,000 subscribers in July 1999 and the Star acquisition added approximately 57,000 subscribers in February 2000. There was a rate increase of approximately 6% affecting approximately two-thirds of our customers in February 2000, resulting in an increase in basic revenues per subscriber of 5% from $29.77 to $31.19 period to period. We have historically increased rates in February in order to offset increases in operating costs such as programming which occur primarily in January of each year.

     Operating expenses increased $29.1 million, or 143%, in 2000. Programming expenses increased $7.9 million due to increases in rates charged by programming vendors, the addition of new channels to our existing channel lineups as well as an increase in the subscriber base over the same period in 1999. Plant and operating and general and administrative expenses increased $7.3 million, or 148%, as a result of the additional costs associated with the systems acquired in 1999 and 2000. Depreciation and amortization expense in 2000 was $22.4 million, an increase of $13.2 million over the same period in 1999. The increase represents the effect of acquisitions and capital expenditures.

     Interest expense increased $6.6 million, or 87%, in 2000. This increase is primarily the result of the debt issued in conjunction with the July 1999 Buford Group acquisition and the February 2000 Star acquisition.

     Other income increased $0.6 million in 2000. This increase is primarily the result of increased interest income on cash reserves.

     The income tax benefit was $5.0 million in 2000. No tax benefit was recognized in 1999. The effective tax rates for 2000 and 1999 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

     As a result of the above described fluctuations in our results of operations, the net loss of $11.9 million in 2000 increased by $3.6 million, as compared to the net loss of $8.2 million in 1999.

SIX MONTHS ENDED JUNE 30, 2000 VS. JUNE 30, 1999

     Revenues increased $49.1 million, or 125%, in 2000. Revenues increased primarily due to increased subscribers resulting from acquisitions and basic rate increases. Rate increases resulted in an increase in basic revenues per subscriber of 3% from $29.35 to $30.19 period to period.

     Operating expenses increased $53.5 million, or 131%, in 2000. Programming expenses increased $14.8 million due to increases in rates charged by programming vendors, the addition of new channels to our existing channel lineups as well as an increase in the subscriber base over the same period in 1999. Plant and operating and general and administrative expenses increased $13.5 million, or 133%, as a result of the additional costs associated with the systems acquired in 1999 and 2000. Depreciation and amortization expense in 2000 was $42.1 million, an increase of $24.0 million over the same period in 1999. The increase represents the effect of acquisitions and capital expenditures.

     Interest expense increased $13.3 million, or 89%, in 2000. This increase is primarily the result of the debt issued in conjunction with the July 1999 Buford Group acquisition and the February 2000 Star acquisition.

     Other income increased $1.6 million in 2000. This increase is primarily the result of increased interest income on cash reserves.

     The income tax benefit was $10.1 million in 2000. No tax benefit was recognized in 1999. The effective tax rates for 2000 and 1999 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

     In January 2000, the senior discount notes were redeemed resulting in an extraordinary loss on early redemption of $13.3 million ($9.3 million, net of taxes). In February 2000, the 1999 credit facility was amended resulting in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

     As a result of the above described fluctuations in our results of operations and extraordinary losses recognized in 2000, the net loss of $37.3 million in 2000 increased by $20.7 million, as compared to the net loss of $16.5 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations for the six months ended June 30 increased $11.5 million from period to period. Cash used in investing activities increased $131.6 million to $140.1 million, driven primarily by the Star acquisition, as well as by increased levels of capital spending. In 2000, our financing activities resulted in a net cash outflow of $2.2 million. This compares to a net cash inflow of $0.7 million in 1999. Earnings before interest, taxes, depreciation and amortization, or EBITDA, increased 119% or $19.7 million to $36.2 million due primarily to the acquisition of cable systems in 2000 and 1999. EBITDA for 1999 has been reduced by non-cash operating charges consisting of compensation on stock awards of $0.7 million. Without the non-cash operating charges, EBITDA for the six months ended June 30, 1999 would have been $17.2 million. EBITDA is presented because we believe it is a widely accepted financial indicator of a company's ability to incur and service debt. We believe that EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity; is not intended to represent funds available for dividends, reinvestment or other discretionary uses and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA as presented may not be comparable to similarly titled measures presented by other companies.

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

     In February 2000, our wholly owned subsidiary, Classic Cable, completed its private offering of $225 million of 10.5% Senior Subordinated Notes due 2010. The proceeds of the offering were used to fund a portion of the Star acquisition, repay approximately $100 million of indebtedness under its senior credit facility and repurchase approximately $36 million of its 9.875% Senior Subordinated Notes due 2008.

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

INTANGIBLES

     We have recorded net intangible assets of $399 million, 53% of total assets. These assets arose during the acquisition of cable systems throughout our history. These intangible assets are amortized over their estimated useful lives. We review the valuation and amortization periods of these intangibles on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of the intangible assets.

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

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on June 28, 2000, the following proposals were adopted by the margins indicated:

1.       To elect to the Board of Directors Steven E. Seach as a Class I
         Director.

         Number of shares
         For               8,396,729
         Withheld             15,553

2. To ratify the selection of PricewaterhouseCoopers as independent auditors for 2000.

         Number of shares
         For               8,397,164
         Against              12,470
         Abstain               2,648

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:

           Exhibit Number                       Exhibit
                27    --   Financial Data Schedule

     (b)   Reports on Form 8-K.

           None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CLASSIC COMMUNICATIONS, INC.


Date: August 14, 2000                   /s/ STEVEN E. SEACH
                                        --------------------------------------
                                        Steven E. Seach
                                        President and Chief Financial Officer

                                INDEX TO EXHIBITS


   Exhibit Number                           Description
   --------------                           -----------
         27       --       Financial Data Schedule