Form 10-Q
period 2000-09-30
CLASSIC COMMUNICATIONS INC
filed 2000-11-14
CIK 1069602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

              { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------   ----------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of November 6, 2000, there were 10,377,061 shares of Class A Voting Common Stock, 7,237,744 shares of Class B Voting Common Stock and 177,487 shares of Nonvoting Common Stock outstanding.

                          CLASSIC COMMUNICATIONS, INC.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1     Financial Statements
           Consolidated Balance Sheets (Unaudited)....................................................... 4
           Consolidated Statements of Operations (Unaudited)............................................. 5
           Consolidated Statements of Cash Flows (Unaudited)............................................. 6
           Notes to Consolidated Financial Statements (Unaudited)........................................ 7
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations......... 9
Item 3     Quantitative and Qualitative Disclosures About Market Risk................................... 11

PART II - OTHER INFORMATION

Item 1     Legal Proceedings............................................................................ 12
Item 2     Changes in Securities and Use of Proceeds.................................................... 12
Item 3     Defaults Upon Senior Securities.............................................................. 12
Item 4     Submission of Matters to a Vote of Security Holders.......................................... 12
Item 5     Other Information............................................................................ 12
Item 6     Exhibits and Reports on Form 8-K............................................................. 12

SIGNATURES ............................................................................................. 13

                                   ----------

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2000. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Classic," "we," "us" and "our" refer to Classic Communications, Inc. and its subsidiaries.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          Classic Communications, Inc.

                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                                 2000             1999
                                                                             -------------    ------------
Assets
Cash and cash equivalents ................................................   $      16,324    $    168,388
Accounts receivable, net .................................................          12,846           9,803
Prepaid expenses and other ...............................................           4,346           1,131
Property, plant and equipment ............................................         344,241         274,864
Less accumulated depreciation ............................................         (88,489)        (60,939)
                                                                             -------------    ------------
                                                                                   255,752         213,925
Deferred financing costs, net ............................................          18,985          22,694
Intangible assets:
  Customer relationships .................................................         201,071         156,567
  Franchise marketing rights .............................................         205,004         158,105
  Noncompete agreements ..................................................          27,475          25,425
  Goodwill ...............................................................         109,876         102,261
                                                                             -------------    ------------
                                                                                   543,426         442,358
  Less accumulated amortization ..........................................        (128,645)        (96,428)
                                                                             -------------    ------------
                                                                                   414,781         345,930
                                                                             -------------    ------------
        Total assets .....................................................   $     723,034    $    761,871
                                                                             =============    ============

Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable .......................................................   $       3,894    $      3,254
  Subscriber deposits and unearned income ................................           8,648           6,675
  Other accrued expenses .................................................          18,184          15,606
  Accrued interest .......................................................           7,051          11,125
  Long-term debt, net ....................................................         543,012         525,037
  Deferred taxes, net ....................................................           5,045          27,192
                                                                             -------------    ------------
        Total liabilities ................................................         585,834         588,889
Stockholders' equity:
 Preferred stock: $.01 par value; 10,000,000 shares authorized,
  none issued and outstanding ............................................              --              --
 Class A voting common stock: $.01 par value; 120,000,000
  shares authorized; issued and outstanding: 2000 -- 10,374,811
  and 1999 -- 9,487,500 ..................................................             104              95
 Class B voting common stock, convertible to Class A voting
  common stock: $.01 par value; 45,000,000 shares authorized; issued and
  outstanding: 2000 -- 7,239,994 and 1999 -- 7,507,250 ...................              73              75
 Nonvoting common stock, convertible to voting common stock:
  $.01 par value; 7,500,000 shares authorized; issued and
  outstanding: 2000 and 1999 -- 177,487 ..................................               2               2
 Additional paid-in capital ..............................................         306,703         292,036
 Unearned compensation ...................................................            (692)             --
 Accumulated deficit .....................................................        (168,990)       (119,226)
                                                                             -------------    ------------
        Total stockholders' equity .......................................         137,200         172,982
                                                                             -------------    ------------
        Total liabilities and stockholders' equity .......................   $     723,034    $    761,871
                                                                             =============    ============


                See notes to consolidated financial statements.

                          Classic Communications, Inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)




                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30                 SEPTEMBER 30
                                          ------------------------    ------------------------
                                             2000          1999          2000          1999
                                          ----------    ----------    ----------    ----------
Revenues ..............................   $   45,416    $   33,105    $  133,841    $   72,391
Operating expenses:
  Programming .........................       13,261         8,845        38,517        19,272
  Plant and operating .................        4,925         3,645        14,683         8,046
  General and administrative ..........        7,009         5,518        20,902        11,273
  Marketing and advertising ...........          845           503         2,615           955
  Corporate overhead ..................        1,154         7,406         2,664         9,131
  Depreciation and amortization .......       22,703        14,209        64,845        32,305
                                          ----------    ----------    ----------    ----------
          Total operating expenses ....       49,897        40,126       144,226        80,982
                                          ----------    ----------    ----------    ----------
Loss from operations ..................       (4,481)       (7,021)      (10,385)       (8,591)
Interest expense ......................      (13,540)      (12,859)      (41,858)      (27,851)
Other income (expense) ................          470            95         2,109           110
                                          ----------    ----------    ----------    ----------
Loss before income taxes and
  extraordinary item ..................      (17,551)      (19,785)      (50,134)      (36,332)
Income tax benefit ....................        5,046            --        15,137            --
                                          ----------    ----------    ----------    ----------
Loss before extraordinary item ........      (12,505)      (19,785)      (34,997)      (36,332)
Extraordinary loss on
  extinguishment of debt, net
  of taxes of $7,010 in 2000 ..........           --        (6,632)      (14,767)       (6,632)
                                          ----------    ----------    ----------    ----------
Net loss ..............................   $  (12,505)   $  (26,417)   $  (49,764)   $  (42,964)
                                          ==========    ==========    ==========    ==========
Basic and diluted loss per share:
Loss per share before
  extraordinary item ..................   $    (0.71)   $    (2.42)   $    (1.98)   $    (7.85)
Extraordinary loss on
  extinguishment of debt ..............           --         (0.81)        (0.84)        (1.43)
                                          ----------    ----------    ----------    ----------
Loss per share ........................   $    (0.71)   $    (3.23)   $    (2.82)   $    (9.28)
                                          ==========    ==========    ==========    ==========


                See notes to consolidated financial statements.

                          Classic Communications, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                                           ------------------------------
                                                                              2000                1999
                                                                           ----------          ----------
OPERATING ACTIVITIES
Net loss ...............................................................   $  (49,764)         $  (42,964)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Provision for doubtful accounts ....................................        2,975                 916
    Depreciation .......................................................       27,699              14,471
    Amortization of intangibles ........................................       37,146              17,834
    Amortization of deferred financing costs ...........................        1,607                 810
    Discount accretion on long-term debt ...............................          507               6,517
    Non-cash compensation ..............................................           80               1,920
    Deferred tax benefit ...............................................      (22,147)                 --
    Extraordinary loss .................................................       21,777               6,632
    Changes in working capital, net of acquisition amounts:
     Change in accounts receivable .....................................       (6,018)             (1,823)
     Change in prepaid expenses and other ..............................       (3,215)                (98)
     Change in other accruals and payables .............................        5,291              (1,040)
     Change in accrued interest ........................................       (4,074)                618
                                                                           ----------          ----------
Net cash provided by (used in) operating activities ....................       11,864               3,793

INVESTING ACTIVITIES
Acquisition of cable television systems ................................     (112,845)           (291,942)
Purchases of property, plant and equipment .............................      (46,575)            (15,971)
Payments for other intangibles .........................................       (2,201)               (425)
                                                                           ----------          ----------
Net cash provided by (used in) investing activities ....................     (161,621)           (308,338)

FINANCING ACTIVITIES
Proceeds from long-term debt ...........................................      225,000             420,500
Repayments of long-term debt ...........................................     (208,950)           (187,377)
Financing costs ........................................................       (8,092)            (18,704)
Sales of Common Stock ..................................................           --              95,704
Payment of premium on redeemed notes ...................................      (10,265)               (860)
                                                                           ----------          ----------
Net cash provided by (used in) financing activities ....................       (2,307)            309,263
                                                                           ----------          ----------
Increase (decrease) in cash and cash equivalents .......................     (152,064)              4,718
Cash and cash equivalents at beginning of period .......................      168,388               2,779
                                                                           ----------          ----------
Cash and cash equivalents at end of period .............................   $   16,324          $    7,497
                                                                           ==========          ==========
Non-cash financing activities:
Stock issued as partial payment for cable television purchase ..........   $   13,889          $       --


                See notes to consolidated financial statements.

                          Classic Communications, Inc.
                   Notes to Consolidated Financial Statements
                            As of September 30, 2000


1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Classic Communications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

    For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in our Form 10-K.

2. INCOME TAXES

    The effective tax rates for the three and nine months ended September 30, 2000 and September 30, 1999 differ from the statutory rates primarily due to the impact of permanent differences and increases in the valuation allowance on deferred tax assets. We believe it is more likely than not that such deferred tax assets will not be utilized in the near term.

3. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                      SEPTEMBER 30            SEPTEMBER 30
                                                                   2000        1999        2000        1999
                                                                ----------  ----------  ----------  ----------
Loss before extraordinary item................................  $  (12,505) $  (19,785) $  (34,997) $  (36,332)
Extraordinary loss............................................          --      (6,632)    (14,767)     (6,632)
                                                                ----------  ----------  ----------  ----------
Net loss......................................................  $  (12,505) $  (26,417) $  (49,764) $  (42,964)
                                                                ==========  ==========  ==========  ==========
Weighted-average shares outstanding...........................      17,792       8,258      17,654       4,937
Less unvested portion of restricted stock.....................         (64)        (85)        (21)       (307)
                                                                ----------  ----------  ----------  ----------
Adjusted weighted-average shares outstanding..................      17,728       8,173      17,633       4,630
                                                                ==========  ==========  ==========  ==========
Basic and diluted loss per share:
Loss per share before extraordinary item......................  $    (0.71) $    (2.42) $    (1.98) $    (7.85)
Extraordinary loss on extinguishment of debt..................          --       (0.81)      (0.84)      (1.43)
                                                                ----------  ----------  ----------  ----------
Loss per share................................................  $    (0.71) $    (3.23) $    (2.82) $    (9.28)
                                                                ==========  ==========  ==========  ==========

     Warrants to purchase 153,210 and 335,853 shares of common stock at $.001 per share outstanding at September 30, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive. Options to purchase 2,574,996 and 1,708,996 shares of common stock at a weighted average exercise price of $16.96 and $19.86 per share at September 30, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive.

4. STAR ACQUISITION

    In February 2000, a wholly owned subsidiary purchased substantially all of the assets of Star Cable Associates ("Star"), which operates cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $111 million in cash and 555,555 shares of our Class A Voting Common Stock ("Class A Common Stock"). The purchase was financed from proceeds of the $225 million private debt offering of 10.5% Senior Subordinated Notes due 2010 and available cash of our wholly owned subsidiary, Classic Cable, Inc. ("Cable"). The acquisition was accounted for using the purchase method and, accordingly, the operating results of the systems acquired have been included in our consolidated financial statements since the date of acquisition.

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

                                             NINE MONTHS ENDED SEPTEMBER 30
                                                2000                1999
                                             ----------          ----------
Revenues...................................  $  136,996          $  135,925
Loss before extraordinary item.............     (32,715)            (49,116)
Loss before extraordinary item per share...       (1.84)              (2.77)
Net loss...................................     (38,216)            (53,209)
Basic and diluted loss per share...........       (2.15)              (3.00)

    In conjunction with the Star acquisition, a fee for financial advisory services in the amount of $1.3 million was paid to an affiliate of our majority owner, Brera Classic, in addition to approximately $200,000 for reimbursement of certain related expenses.

5. LONG-TERM DEBT

     Our long-term debt consists of the following as of September 30, 2000 (in thousands):

     1999 credit facility:
       Term loan B...........................    $   86,842
       Term loan C...........................        78,158
     10.5% Senior Subordinated Notes.........       225,000
     9.375% Senior Subordinated Notes........       150,000
     9.875% Senior Subordinated Notes........         3,000
     Other...................................            12
                                                 ----------
                                                 $  543,012
                                                 ==========

    In January 2000, we redeemed all outstanding 13.25% senior discount notes at a redemption price equal to 113.25% of the accreted value of the notes. This resulted in an extraordinary loss of $13.3 million ($9.3 million, net of taxes).

    In February 2000, Cable issued $225 million of 10.5% Senior Subordinated Notes due 2010. Interest payments on these notes began in September 2000. The proceeds of the offering have been used to fund a portion of the acquisition of Star, repay a portion of the 1999 credit facility and repurchase approximately $36 million of the 9.875% Senior Subordinated Notes due 2008.

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

    The 1999 credit facility was amended in February 2000 and September 2000 to
(a) allow for the Star acquisition, (b) allow for certain transactions related to Cable's tower portfolio, (c) modify some of the covenants in the credit facility, (d) restructure the term loan A to allow Cable to reborrow against it through February 2001, subject to certain conditions, and (e) increase the term loan A facility so that an additional $25 million may be made available under that facility. The amendment of the 1999 credit facility resulted in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

    The amendments also increased the applicable margins associated with the facility's interest calculations as well as the range of potential quarterly commitment fees. The quarterly commitment fees can range from 0.375% to 0.750% per annum on the unused loan commitments.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 1999

     Revenues increased $12.3 million, or 37%, in 2000. Revenues increased primarily due to increased subscribers resulting from acquisitions and basic rate increases. The Buford Group acquisition added approximately 170,000 subscribers in July 1999 and the Star acquisition added approximately 57,000 subscribers in February 2000. There was a rate increase of approximately 6% affecting approximately two-thirds of our customers in February 2000, resulting in an increase in basic revenues per subscriber of 5% from $30.10 to $31.66 period to period. We have historically increased rates in February in order to offset increases in operating costs such as programming which occur primarily in January of each year.

     Operating expenses increased $9.8 million, or 24%, in 2000. Programming expenses increased $4.4 million due to increases in rates charged by programming vendors, the addition of new channels to our existing channel lineups as well as an increase in the subscriber base over the same period in 1999. Plant and operating and general and administrative expenses increased $2.8 million, or 30%, as a result of the additional costs associated with the systems acquired in 1999 and 2000. Depreciation and amortization expense in 2000 was $22.7 million, an increase of $8.5 million over the same period in 1999. The increase represents the effect of acquisitions and capital expenditures.

     Interest expense increased $0.7 million, or 5%, in 2000. This increase is primarily the result of the debt issued in conjunction with the July 1999 Buford Group acquisition and the February 2000 Star acquisition.

     Other income increased $0.4 million in 2000. This increase is primarily the result of increased interest income on cash reserves.

     The income tax benefit was $5.0 million in 2000. No tax benefit was recognized in 1999. The effective tax rates for 2000 and 1999 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

     In 1999, we redeemed a portion of our outstanding 9.875% senior subordinated notes due 2008, which resulted in an extraordinary loss from the early extinguishment of debt equal to $6.6 million.

     As a result of the above described fluctuations in our results of operations, the net loss of $12.5 million in 2000 decreased by $13.9 million, as compared to the net loss of $26.4 million in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. SEPTEMBER 30, 1999

     Revenues increased $61.5 million, or 85%, in 2000. Revenues increased primarily due to increased subscribers resulting from acquisitions and basic rate increases. Rate increases resulted in an increase in basic revenues per subscriber of 5% from $29.69 to $31.15 period to period.

     Operating expenses increased $63.2 million, or 78%, in 2000. Programming expenses increased $19.2 million due to increases in rates charged by programming vendors, the addition of new channels to our existing channel lineups as well as an increase in the subscriber base over the same period in 1999. Plant and operating and general and administrative expenses increased $16.3 million, or 84%, as a result of the additional costs associated with the systems acquired in 1999 and 2000. Depreciation and amortization expense in 2000 was $64.8 million, an increase of $32.5 million over the same period in 1999. The increase represents the effect of acquisitions and capital expenditures.

     Interest expense increased $14.0 million, or 50%, in 2000. This increase is primarily the result of the debt issued in conjunction with the July 1999 Buford Group acquisition and the February 2000 Star acquisition.

     Other income increased $2.0 million in 2000. This increase is primarily the result of increased interest income on cash reserves.

     The income tax benefit was $15.1 million in 2000. No tax benefit was recognized in 1999. The effective tax rates for 2000 and 1999 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

     In January 2000, the senior discount notes were redeemed resulting in an extraordinary loss on early redemption of $13.3 million ($9.3 million, net of taxes). In February 2000, the 1999 credit facility was amended resulting in an extraordinary loss of $8.5 million ($5.5 million, net of taxes). In 1999, we redeemed a portion of our outstanding 9.875% senior subordinated notes due 2008, which resulted in an extraordinary loss from the early extinguishment of debt equal to $6.6 million.

     As a result of the above described fluctuations in our results of operations and extraordinary losses recognized in 2000, the net loss of $49.8 million in 2000 increased by $6.8 million, as compared to the net loss of $43.0 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations for the nine months ended September 30 increased $8.1 million from period to period. Cash used in investing activities decreased $146.7 million to $161.6 million, driven primarily by the Buford acquisition. In 2000, our financing activities resulted in a net cash outflow of $2.3 million. This compares to a net cash inflow of $309.3 million in 1999. Earnings before interest, taxes, depreciation and amortization, or EBITDA, increased 130% or $30.7 million to $54.5 million due primarily to the acquisition of cable systems in 2000 and 1999. EBITDA for 1999 has been reduced by non-cash operating charges consisting of compensation on stock awards and acquisition related compensation expenses incurred in connection with the Buford acquisition of $7.4 million. Without the non-cash operating charges, EBITDA for the nine months ended September 30, 1999 would have been $31.1 million. EBITDA is presented because we believe it is a widely accepted financial indicator of a company's ability to incur and service debt. We believe that EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity; is not intended to represent funds available for dividends, reinvestment or other discretionary uses and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA as presented may not be comparable to similarly titled measures presented by other companies.

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

     In February 2000, a wholly owned subsidiary purchased substantially all of the assets of Star, which operates cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $111 million in cash and 555,555 shares of our Class A Common Stock.

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

     In February 2000 and September 2000, Cable entered into amendments to its senior credit facility which (1) allowed for the offering of the 10.5% Senior Subordinated Notes and the Star acquisition, (2) allowed for certain transactions related to Cable's tower portfolio, (3) modified some of the covenants in the credit facility to provide it with more flexibility (i.e., maximum total debt ratio, total interest coverage ratio, maximum capital expenditures, limitations on investments, permitted acquisitions and lines of business), (4) restructured the term loan A facility so that following a prepayment in full of the term loan A facility, and subject to certain additional conditions, it has the ability to reborrow in one or more advances under the term loan A facility until February 10, 2001 and (5) increased the term loan A facility so that an additional $25 million may be made available under that facility.

INTANGIBLES

     We have recorded net intangible assets of $414.8 million, 57.4% of total assets. These assets arose during the acquisition of cable systems throughout our history. These intangible assets are amortized over their estimated useful lives. We review the valuation and amortization periods of these intangibles on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of the intangible assets.

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

     None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:

           Exhibit Number              Exhibit
           --------------              -------
                10.1         --   Employment Agreement dated as of April 24, 2000 by and between Classic
                                  Communications, Inc., Classic Cable, Inc. and Dale R. Bennett.
                10.2         --   Amendment and Waiver No. 3 to the Amended and Restated Credit Agreement
                                  dated September 29, 2000 among Classic Cable, Inc., as Borrower, the
                                  Lenders Parties thereto, Goldman Sachs Credit Partners, L.P., as Lead
                                  Arranger and Syndication Agent, and The Chase Manhattan Bank, as
                                  Documentation Agent, and Union Bank of California, N.A., as
                                  Administrative Agent.
                10.3         --   Employee Loan/Stock Purchase Incentive Plan of Classic Communications, Inc.
                 27          --   Financial Data Schedule

     (b) Reports on Form 8-K.

         None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CLASSIC COMMUNICATIONS, INC.


Date: November 13, 2000     /s/ STEVEN E. SEACH
                            --------------------------------------
                            Steven E. Seach
                            President and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
Number            DESCRIPTION
-------           -----------

 10.1      --     Employment Agreement dated as of April 24, 2000 by and between
                  Classic Communications, Inc., Classic Cable, Inc. and Dale R.
                  Bennett.

 10.2      --     Amendment and Waiver No. 3 to the Amended and Restated Credit
                  Agreement dated September 29, 2000 among Classic Cable, Inc., as Borrower, the Lenders Parties thereto, Goldman Sachs Credit
                  Partners, L.P., as Lead Arranger and Syndication Agent, and
                  The Chase Manhattan Bank, as Documentation Agent, and Union
                  Bank of California, N.A., as Administrative Agent.

 10.3      --     Employee Loan/Stock Purchase Incentive Plan of Classic
                  Communications, Inc.

  27       --     Financial Data Schedule