Form 10-K
period 2000-12-31
CLASSIC COMMUNICATIONS INC
filed 2001-04-17
CIK 1069602

                                    FORM 10-K
                          ----------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)

        {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000
                                       OR

        { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO __________

                         Commission file number 1-15427

                          [CLASSIC COMMUNICATIONS LOGO]

                          CLASSIC COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      74-2630019
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          6151 PALUXY ROAD, BUILDING A, TYLER, TEXAS              75703
         (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (903) 581-2121
                          ----------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
                          ----------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                  Class A Voting Common Stock, $0.01 par value
                          ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes {X} No { }
                          ----------------------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. { }
                          ----------------------------
As of March 23, 2001, the aggregate market value of the Class A Voting Common Stock, the Class B Voting Common Stock and the Nonvoting Common Stock held by non-affiliates of the Registrant was $24.9 million.
                           --------------------------
As of March 23, 2001, there were 10,433,836 shares of Class A Voting Common Stock, 7,203,311 shares of Class B Voting Common Stock and 155,145 shares of Nonvoting Common Stock outstanding.
                           --------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2001 annual meeting of the Company's stockholders, which will be filed within 120 days of the end of our fiscal year.

                          CLASSIC COMMUNICATIONS, INC.
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                     PART I

Item 1   Business..................................................................... 3
Item 2   Properties...................................................................18
Item 3   Legal Proceedings............................................................18
Item 4   Submission of Matters to a Vote of Security Holders..........................18

                                     PART II
Item 5   Market for the Registrant's Common Stock and Related Stockholder Matters.....19
Item 6   Selected Financial Data......................................................20
Item 7   Management's Discussion and Analysis of Financial Condition and Results of
         Operations...................................................................20
Item 8   Financial Statements and Supplementary Data..................................32
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure...................................................................32

                                    PART III
Item 10  Directors and Executive Officers of the Company..............................32
Item 11  Executive Compensation.......................................................32
Item 12  Security Ownership of Certain Beneficial Owners and Management...............32
Item 13  Certain Relationships and Related Transactions...............................32

                                     PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............32

SIGNATURES............................................................................39

                           --------------------------

This Annual Report on Form 10-K is for the year ending December 31, 2000. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "Classic," "we," "us" and "our" refer to Classic Communications, Inc. and its subsidiaries.

You should carefully review the information contained in this Annual Report, but should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. The statements, other than statements of historical fact, included in this Annual Report on Form 10-K are forward-looking statements. These statements include, but are not limited to:

-    statements regarding our plans for future acquisitions;
- statements regarding integration of our cable systems and future acquired systems;
-    statements regarding future financing transactions;
- statements regarding our plans to obtain waivers and amendments to our current financing arrangements;
-    statements regarding our planned capital expenditures and system upgrades;
     and
- statements regarding the offering of video and Internet access on our systems.

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

PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

We are a cable operator focused on non-metropolitan markets in the United States. In pursuing our business strategy, we have focused our efforts, including acquisitions, on cable television systems in non-metropolitan markets and have sought to build geographic clusters of these systems. Because of poor reception of broadcast television signals, customers often use cable television service in these markets to receive a full complement of off-air broadcast stations, such as ABC, NBC, CBS, and FOX. In addition, there are typically fewer competitive entertainment alternatives in these markets.

We are building a regional platform for the delivery of digital cable and high-speed Internet access to the homes and businesses of our customers. We believe that our strategy combines the attractive characteristics of the non-metropolitan cable market segment with the growth opportunity of broadband services and the Internet.

As of December 31, 2000, our consolidated cable operations served approximately 386,000 basic subscribers and passed approximately 710,000 homes in the United States.

We are a Delaware corporation that was organized in 1992. Our principal executive offices are located at 6151 Paluxy Road, Building A, Tyler, Texas 75703. Our telephone number is (903) 581-2121, and our Internet website is www.classic-cable.com. The information on our website is not a part of this report.

OUR STRATEGY

FOCUS ON ATTRACTIVE NON-METROPOLITAN MARKETS

We have followed a systematic approach to acquiring, consolidating, operating and developing cable television systems based on the primary goal of increasing our operating cash flow while maintaining the quality of our services. Our business strategy is to focus on serving growing non-metropolitan communities in the United States.

CLUSTERING OF CABLE SYSTEMS

Historically, we have sought to acquire cable television systems in communities that are in close geographic proximity to other cable television systems owned or managed by us in order to maximize the economies of scale and operating efficiencies associated with "clusters" of systems. We have created clusters of cable television systems around these markets and believe that clustering cable systems provides significant operating and cost advantages.

INCREASE THE REVENUE-GENERATING CAPACITY OF OUR CABLE PLANT

Through our capital improvement program, we plan to upgrade our cable plant aggressively and systematically utilize cost-effective and appropriate technology for the market served. These upgrades include:

     -    Upgrades to a 450-550 MHz bandwidth capacity in selected systems;
     - The deployment of digital compression services such as Headend in The Sky(R), known as HITS, a digital compression service developed by National Digital Television Center, Inc.;
     - The deployment of Hits to the Home, a medium power satellite digital service developed by National Television Center, Inc.;
     -    The deployment of fiber optic cable; and
     -    The consolidation of headends.

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

IMPLEMENT OUR BROADBAND SERVICES

DIGITAL SERVICES. Depending on the size of the system, we offer or intend to offer digital video services through either a digital headend or through a direct-to-home solution. In larger systems, we provide enhanced digital video in our upgraded and certain other systems using HITS. HITS enables us to deliver video services such as:

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

SALE OF CERTAIN ASSETS. We believe that our business objectives could be furthered by the sale or exchange of certain of our small cable systems and, possibly, a limited number of selected other systems. Additionally, we are considering the value of selling or leasing all or part of our communications towers that are located throughout our nine state service area.

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

MARKETING

Our marketing programs and campaigns are based upon a variety of cable services creatively packaged and tailored to appeal to our different markets and segments within each market. We routinely survey our customer base to ensure that we are meeting the demand of promotional campaigns and staying abreast of our competition in order to counter competitors' promotional campaigns effectively. We use a coordinated array of marketing techniques to attract and retain customers and to increase premium service penetration, including door-to-door and direct mail solicitation, telemarketing, media advertising, local promotional events typically sponsored by programming services and cross-channel promotion of new services and pay-per-view.

CUSTOMER RATES

Monthly customer rates for services vary from market to market, primarily according to the amount of programming provided and competitive factors. At December 31, 2000 our monthly full basic service rates for residential customers ranged from $9.96 to $36.88 and per-channel premium service rates, not including special promotions, ranged from $5.00 to $10.95 per service.

A one-time installation fee, which we may wholly or partially waive during a promotional period, is usually charged to new customers. We charge monthly fees for converters and remote control tuning devices. In addition, we also charge administrative fees for delinquent payments for service. Customers are free to discontinue service at any time without additional charge but may be charged a reconnection fee to resume service. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees. Multiple dwelling unit accounts may be offered a bulk rate in exchange of single-point billing and basic service to all units.

In addition to customer fees, we derive modest revenues from the sale of local spot advertising time on locally originated and satellite-delivered programming. We also derive modest revenues from affiliations with home shopping services, which offer merchandise for sale to customers and compensate system operators with a percentage of their sales receipts.

We also derive revenue from the sale of programming featuring movies and special events to customers on a pay-per-view basis. We believe that we will be able to further increase our pay-per-view penetration rates and revenue as we continue to deploy addressable technology in upgraded systems and in systems where we launch digital service.

While we plan to offer advanced telecommunications services in certain of our cable systems, we anticipate that monthly customer fees derived from multi-channel video services will continue to constitute the large majority of our total revenues for the foreseeable future.

GENERAL DEVELOPMENTS

REORGANIZATION

In the fourth quarter of 2000, we initiated a plan to streamline our field operations and to consolidate all corporate and administrative functions of the Company at our Tyler, Texas office. This plan included the closing of the Plainville, Kansas call center (move to Tyler completed April 2001) and the Austin, Texas corporate office (move completed to Tyler February 2001). Other functions are expected to be consolidated in Tyler by the end of the third quarter 2001. In conjunction with the plan, we accrued and charged to corporate overhead in the fourth quarter of 2000 $1.1 million of termination benefits relating to approximately 200 employees. The affected employees are primarily in administrative functions in office locations that are being closed during 2001, including Plainville and Austin. In addition, certain levels of operations management were eliminated. No employees had been terminated as of December 31, 2000 and, consequently, no amounts were paid out in 2000 nor were there other adjustments to the accrued benefits. Other costs associated with the plan incurred in the fourth quarter of 2000, amounted to $0.9 million. Costs incurred in 2001 related to the plan are not expected to be significant.

STAR ACQUISITION

In February 2000, an indirect wholly owned subsidiary purchased substantially all of the assets of Star Cable Associates ("Star"), which operates cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $111 million in cash and 555,555 shares of Class A Voting Common Stock ("Class A Common Stock").

DEBT OFFERING

In January 2000, we redeemed all outstanding 13.25% senior discount notes at a redemption price equal to 113.25% of the accreted value of the notes. This resulted in an extraordinary loss of $13.3 million ($9.3 million, net of taxes).

In February 2000, Classic Cable, Inc. ("Cable"), our wholly owned subsidiary, issued $225 million of 10.5% Senior Subordinated Notes due 2010. Interest payments on these notes began in September 2000. The proceeds of the offering were used to fund a portion of the acquisition of Star, repay a portion of indebtedness under Cable's senior credit facility and repurchase approximately $36 million of Cable's 9.875% Senior Subordinated Notes due 2008.

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

The 1999 credit facility was amended in February 2000 and September 2000 to (a) allow for the Star acquisition, (b) allow for certain transactions related to Cable's tower portfolio, and (c) modify some of the financial covenants in the credit facility. The amendment of the 1999 credit facility resulted in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

The amendments also increased the applicable margins associated with the facility's interest calculations as well as the range of potential quarterly commitment fees. The quarterly commitment fees can range from 0.375% to 0.750% per annum on the unused loan commitments.

See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES for further information.

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

Cable television systems generally operate pursuant to franchises granted on a nonexclusive basis, so that more than one cable television system may be built in the same area, known as an "overbuild," with potential loss of revenue to the operator of the original system. It is possible that a franchising authority might grant a second franchise to another company containing terms and conditions more favorable than those afforded to us. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable television systems without a franchise. Although a private competitor ordinarily would seek a franchise from a local jurisdiction, municipalities have built and operated their own systems. Overbuilds historically have been relatively rare, as constructing and developing a cable television system is capital-intensive, and it is difficult for the new operator to gain a marketing advantage over the incumbent operator. We currently have seven systems in an overbuild situation passing approximately 8,220 homes.

In recent years, the FCC and Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable television systems. These technologies include, among others, DBS service, whereby signals are transmitted by satellite-to-satellite dishes as small as 18 inches located on customer premises. Programming is currently available to the owners of DBS dishes through conventional, medium and high-powered satellites. DBS systems provide movies, broadcast stations, and other program services comparable to those of cable television systems. DBS systems can also provide high speed Internet access. DBS service can be received anywhere in the continental United States through installation of a small rooftop or side- mounted antenna. This technology has the capability of providing more than 100 channels of programming over a single high-powered satellite with significantly higher capacity if multiple satellites are placed in the same orbital position. DBS is currently being heavily marketed on a nationwide basis by two DBS providers. DBS providers are significant competition to cable service providers, including us.

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

EMPLOYEES

At December 31, 2000, Classic had approximately 970 employees. None of our employees are represented by a labor union. We consider our relations with our employees to be good.

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

The 1996 Telecom Act required the FCC to implement numerous rulemakings, some of which are still subject to court challenges. Moreover, Congress and the FCC have frequently revisited the subject of cable television regulation and may do so again. Future legislative and regulatory changes could adversely affect our operations. This section briefly summarizes certain of the key laws and regulations currently affecting the growth and operation of our cable systems.

CABLE RATE REGULATION

The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subjected to rate regulation, unless they faced "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring satisfaction of conditions not typically satisfied in the current marketplace.

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

CABLE ENTRY INTO TELECOMMUNICATIONS

The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the 1996 Telecom Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. There have been several conflicting and inconclusive federal court decisions that addressed the issues of lawful "management of the right-of-ways" and "competitively neutral compensation," but some doubt remains. The 1996 Telecom Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal or transfer, except that LFAs argue they can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five year phase-in period beginning in 2001 if the cable operator provides telecommunications service, as well as cable service, over its plant. The FCC clarified that a cable operator's provision of Internet service does not affect the favorable pole rates but a recent decision by the Eleventh Circuit Court of Appeals disagreed and suggested that Internet traffic is neither cable service nor telecommunications service and might leave cable attachments that carry Internet traffic ineligible for federal protections. This decision could lead to substantial increases in pole attachment rates, and certain utilities have already proposed vastly higher pole attachment rates based in part on the existing court decision. The United States Supreme Court is now reviewing this decision, the Eleventh Circuit mandate has been stayed pending Supreme Court action, and a number of cable operators are challenging certain increased pole attachment rates at the FCC.

Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act intended to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. This requires, for example, that the incumbent local telephone company must allow new competing telecommunications providers to connect to the local telephone distribution system. In a January 1999 decision, the United States Supreme Court upheld the FCC's authority to adopt interconnection pricing rules, but a number of implementation details are subject to ongoing regulatory and judicial review.

CABLE SYSTEMS PROVIDING INTERNET SERVICE

Although there is at present no significant federal regulation of cable system delivery of Internet services and the FCC recently issued several reports finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide nondiscriminating access to unaffiliated Internet service providers and online service providers. The Federal Trade Commission and the FCC recently imposed certain open access requirements on Time Warner and AOL in connection with their merger, but those requirements are not applicable to other cable operations. Additionally, some local franchising authorities have imposed mandatory Internet access requirements on cable operators, although there are conflicting court decisions regarding the legality of such actions. Numerous other franchise authorities are considering imposing similar requirements, either during transfer or renewal processes or by promulgating regulations pursuant to their general franchise authority. Finally, several states are considering legislation that would require mandatory access for unaffiliated Internet service providers. Some large cable systems have committed to provide such access in the future. These developments could, if they become widespread, burden the capacity of cable systems and complicate and delay plans for providing Internet service.

TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION

The 1996 Telecom Act allows telephone companies to compete directly with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. We currently have telephone overbuilds in six systems passing approximately 5,180 homes.

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

CABLE TELEVISION OWNERSHIP RESTRICTIONS

Recently, the U.S. Court of Appeals for the D.C. Circuit overturned the FCC's limits on horizontal and vertical cable ownership. The FCC's horizontal ownership rule had imposed a 30% limit on the number of multi-channel video subscribers nationwide that may be served by any one cable operator. The vertical ownership rule had imposed a separate 40% limit on the number of channels that a cable system could devote to programming supplied by affiliated entities. The Court found that the Commission's specific rules (i.e., the 30% and 40% figures) were not sufficiently justified and thus the FCC had overstepped its statutory authority. At this time, it is uncertain what new ownership restrictions the FCC will adopt.

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

MUST CARRY/RETRANSMISSION CONSENT

The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect must carry, and more popular stations typically elect retransmission consent. In addition, local non-commercial stations are given must carry rights, and retransmission consent must be obtained to carry "distant" broadcast stations, except for certain "superstations." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions (e.g. a requirement that the cable system also carry the local broadcaster's affiliated cable programming service). Either option has a potentially adverse effect on our business. The burden associated with must-carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines that cable systems must carry all analog and digital signals transmitted by the television stations.

ACCESS CHANNELS

LFAs can include franchise provisions requiring cable operators to set aside certain channels for public, educational and government ("PEG") access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its activated channel capacity (up to 15%) for commercial leased access by unaffiliated third parties. The FCC's rules regulate the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited.

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

ACCESS TO PROGRAMMING

To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. In particular satellite video programmers affiliated with cable operators cannot favor cable operators over competing multichannel video programming distributors (such as DBS and MMDS distributors). This provision limits the ability of vertically integrated satellite cable programmers to offer exclusive programming arrangements to cable companies. Both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting both terrestrially delivered video programming and video programmers who are not affiliated with cable operators to all program access requirements.

INSIDE WIRING; SUBSCRIBER ACCESS

The FCC's rules require an incumbent cable operator, upon expiration of a multiple dwelling unit service contract, to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antennas on rental property within the exclusive use of a tenant, such as balconies and patios. This FCC ruling may limit the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it more difficult for us to provide service in multiple dwelling unit complexes.

OTHER REGULATIONS OF THE FCC

In addition to the FCC regulations noted above, there are other regulations of the FCC covering such areas as:

- equal employment opportunity (currently stayed as a result of a judicial ruling);
-    subscriber privacy;
-    programming practices, including, among other things:
     (1) syndicated program exclusivity, which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights;
     (2)  network program nonduplication;
     (3)  local sports blackouts;
     (4)  indecent programming;
     (5)  lottery programming;
     (6)  political programming;
     (7)  sponsorship identification;
     (8)  children's programming advertisements; and
     (9)  closed captioning;
-    registration of cable systems and facilities licensing;
-    maintenance of various records and public inspection files;
-    aeronautical frequency usage;
-    lockbox availability;
-    antenna structure notification;
-    tower marking and lighting;
-    consumer protection and customer service standards;
-    technical standards;
-    consumer electronics equipment compatibility;
-    emergency alert systems;
-    pole attachments; and
-    franchise transfers.

The FCC regulations require that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in which began July 1, 2000, during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors.

The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

COPYRIGHT

Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool (such percentage varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is subject to continuing review and could adversely affect our ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to Broadcast Music, Inc. and the American Society of Composers, Authors and Publishers. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

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

Our cables generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The FCC regulates most pole attachment rates under the federal Pole Attachment Act except for utility poles of municipal or cooperative owned utilities or in states that have certified to the FCC that the state will regulate such pole attachments.

At December 31, 2000, our cable systems were located in Texas, Arkansas, Oklahoma, Louisiana, Missouri, Kansas, Colorado, Nebraska, New Mexico and Ohio. We own or lease parcels of real property throughout our region of operations for signal reception sites, such as antenna towers and headends, microwave complexes and business offices, including our principal executive offices. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our business operations as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our respective properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our Class A Common Stock has been traded on the Nasdaq National Market under the symbol "CLSC" since December 8, 1999, the date of our initial public offering. Prior to that time, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low closing sales prices for our Class A Common Stock as reported by the Nasdaq National
Market:


                                                                            High         Low
                                                                           ------      ------
Fourth Quarter 1999 (from December 8, 1999 through December 31, 1999)      $38.13      $28.75
First Quarter 2000                                                          32.63       15.69
Second Quarter 2000                                                         15.25        6.38
Third Quarter 2000                                                           9.06        3.69
Fourth Quarter 2000                                                          5.75        1.56


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

As of December 31, 2000, there were 13 record holders of our Class A Common Stock, eleven record holders of our Class B Common Stock and four record holders of our Nonvoting Common Stock. This number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include any such bank, brokerage house or clearing agency that is a holder of record.

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



                                                                           YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------------
                                                    2000            1999            1998            1997            1996
                                                  ---------       ---------       ---------       ---------       ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues ...................................      $ 182,349       $ 114,405       $  71,667       $  62,557       $  61,319
Costs and expenses .........................        112,665          74,421          43,935          38,117          35,051
Depreciation and amortization ..............         88,524          51,484          30,531          27,832          27,510
                                                  ---------       ---------       ---------       ---------       ---------
Operating income (loss) ....................        (18,840)        (11,500)         (2,799)         (3,392)         (1,242)
Interest expense ...........................        (56,278)        (40,775)        (24,442)        (21,299)        (20,633)
Gain on sale of cable systems ..............             --              --              --           3,644           4,901
Write-off of abandoned telephone
  operations ...............................             --              --            (220)           (500)         (2,994)
Other income (expense) .....................          2,710             605             192              71              --
                                                  ---------       ---------       ---------       ---------       ---------
Loss before income tax benefit and
  extraordinary loss .......................        (72,408)        (51,670)        (27,269)        (21,476)        (19,968)
Income tax benefit .........................         20,182          11,901           1,930           7,347           6,802
Extraordinary loss .........................        (14,767)         (4,093)         (5,524)             --              --
                                                                  ---------       ---------       ---------       ---------
Net loss ...................................      $ (66,993)      $ (43,862)      $ (30,863)      $ (14,129)      $ (13,166)
                                                  =========       =========       =========       =========       =========
Basic and diluted loss per common
  share before extraordinary item ..........          (2.96)          (6.24)         (11.43)          (7.53)          (7.30)
Basic and diluted loss per common
  share ....................................          (3.80)          (6.88)         (13.55)          (7.53)          (7.30)

BALANCE SHEET DATA:
Total assets ...............................        743,936         761,871         254,604         220,162         245,922
Total debt .................................        559,036         525,037         282,842         191,990         197,504
Total liabilities ..........................        623,917         588,889         301,392         206,643         219,232
Total redeemable preferred stock ...........             --              --              --          26,705          22,725
Total stockholder's equity .................        120,019         172,982         (46,788)        (13,186)          3,965


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the "Risk Factors" below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "anticipates," "considering," "believe," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2000, 1999 and 1998.

OVERVIEW

We do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance.

We have experienced significant growth in recent years primarily through strategic acquisitions. Since July 1999, we more than doubled with the acquisitions of Buford Group, Inc., adding approximately 170,000 basic subscribers in July 1999, and Star Cable Associates, adding approximately 57,000 basic subscribers in February 2000. In the past, cash requirements for acquisitions and capital expenditures have been provided primarily through our financing activities.

In order to fund these acquisitions and our capital expenditure programs, we have raised a significant amount of funds through the sale of debt and equity securities and bank borrowings. We have raised approximately $261 million in net proceeds from the sale of $100 million of common stock to Brera Classic, LLC in July 1999 and the sale of approximately $181 million of common stock in our initial public offering in December 1999. Since July 1999, we have increased our outstanding indebtedness to approximately $559 million as of December 31, 2000 through the sale by Cable (including associated debt repurchases) of $150 million of 9.375% senior subordinated notes due 2009 and $225 million of 10.5% senior subordinated notes due 2010 and Cable's borrowings under its senior credit facility of approximately $182 million as of December 31, 2000. See BUSINESS -- GENERAL DEVELOPMENTS above for a more detailed description of these acquisition and financing activities.

GENERAL

REVENUES. Revenues are primarily attributable to monthly subscription fees charged to subscribers for our basic, premium and digital cable television product offerings. Basic revenues consist of monthly subscription fees for all services, other than digital services and premium programming, as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per channel basis. Digital revenues consist the incremental revenues over and above our full basic revenues for digital based programming. In addition, other revenues are derived from:

     - Installation and reconnection fees charged to basic subscribers to commence or reinstate service;
     -    pay-per-view charges;
     -    late payment fees;
     -    advertising revenues; and
     - commissions related to the sale of merchandise by home shopping services.

At December 31, 2000, our collective systems served approximately 386,000 basic subscribers, 221,000 premium subscribers and 22,000 digital subscribers. We have a basic penetration rate of approximately 54%, a premium penetration rate of approximately 57% and a digital penetration rate of approximately 8%. The table below sets forth the percentage of our total revenues attributable to the various sources for the year ended December 31, 2000:


                            YEAR ENDED
                            DECEMBER 31,
                               2000
Basic                           82%
Premium                         10%
Digital                          1%
Data                            --%
Other                            7%
                               ---
Total revenues                 100%
                               ===


OPERATING EXPENSES. Our operating expenses consist primarily of (a) programming fees, (b) plant and operating costs, (c) general and administrative expenses,
(d) marketing costs, (e) corporate overhead, and (f) amortization and depreciation of intangible assets and property, plant and equipment. Programming fees have historically increased at rates in excess of inflation due to system acquisitions and internal growth, as well as increases in the number, quality and cost of programming services offered by us. Plant and operating costs include expenses related to wages and employee benefits of technical personnel, electricity, systems supplies, vehicles and other operating costs. General and administrative expenses include wages and employee benefits for customer service, accounting and administrative personnel, franchise fees and expenses related to billing, payment processing, and office administration. Corporate overhead consists primarily of expenses incurred by our executive management, which are not directly attributable to any one system.

NET LOSSES. The high level of depreciation and amortization associated with our acquisitions and capital expenditures related to continued construction and upgrading of the current systems, together with interest costs related to our financing activities, have contributed to our net losses.

EBITDA. EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity; is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

EBITDA is included herein because our management believes that EBITDA is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of EBITDA may not be identical to similarly titled measures reported by other companies.

ACTUAL RESULTS OF OPERATIONS


                                                                2000            1999            1998
                                                             ---------       ---------       ---------
STATEMENT OF OPERATIONS DATA:
Revenues ..............................................      $ 182,349       $ 114,405       $  71,667
Operating expenses:
   Programming ........................................         56,541          32,901          19,705
   Plant and operating ................................         20,052          12,744           8,437
   General and administrative .........................         26,563          17,126          11,295
   Marketing and advertising ..........................          3,673           1,929             850
   Corporate overhead .................................          5,836           9,721           3,648
   Depreciation and amortization ......................         88,524          51,484          30,531
                                                             ---------       ---------       ---------
Total operating expenses ..............................        201,189         125,905          74,466
                                                             ---------       ---------       ---------
Loss from operations ..................................        (18,840)        (11,500)         (2,799)
Interest expense ......................................        (56,278)        (40,775)        (24,442)
Other Income ..........................................          2,710             605             (28)
                                                             ---------       ---------       ---------
Loss before income taxes and extraordinary
item ..................................................        (72,408)        (51,670)        (27,269)
Income tax benefit ....................................         20,182          11,901           1,930
                                                             ---------       ---------       ---------
Loss before extraordinary item ........................        (52,226)        (39,769)        (25,339)
Extraordinary loss on extinguishment of
debt, net .............................................        (14,767)         (4,093)         (5,524)
                                                             ---------       ---------       ---------
Net loss ..............................................      $ (66,993)      $ (43,862)      $ (30,863)
                                                             =========       =========       =========



The following discussion pertains to our results of operations and financial condition for the years ended December 31, 2000, 1999 and 1998.

2000 VS. 1999

Revenues increased $67.9 million, or 59%, in 2000. Revenues increased primarily due to increased subscribers resulting from acquisitions and basic rate increases. The Buford acquisition added approximately 170,000 subscribers in July 1999 and the Star acquisition added approximately 57,000 subscribers in February 2000. There was a rate increase of approximately 6% affecting approximately two-thirds of our customers in February 2000, resulting in a year to year increase in basic revenues per subscriber of 3% from $30.18 to $31.07. We have historically increased rates in February in order to offset increases in operating costs such as programming which occur primarily in January of each year.

Operating expenses increased $75.3 million, or 60%, in 2000. Programming expenses increased $23.6 million due to the continued escalation in rates charged by programming vendors, the addition of new channels to our existing channel lineups as well as an increase in the subscriber base over the same period in 1999. Plant and operating and general and administrative expenses increased $16.7 million, or 56%, as a result of the additional costs associated with the systems acquired in 1999 and 2000. Corporate overhead decreased from $9.7 million to $5.8 million as a result of the assimilation of our acquisitions from 1999 to 2000. Depreciation and amortization expense in 2000 was $88.5 million, an increase of $37.0 million over the same period in 1999. The increase represents the effect of acquisitions and capital expenditures.

Interest expense increased $15.5 million, or 38%, in 2000. This increase is primarily the result of the debt issued in conjunction with the Buford acquisition and the Star acquisition.

Other income increased $2.1 million in 2000. This increase is primarily the result of increased income on cash reserves.

The income tax benefit increased $8.3 million in 2000. The pretax loss increased in 2000 and the effective tax rate increased from 23.0% to 27.9% for 2000. The effective tax rates for 2000 and 1999 differ from the statutory rates primarily due to the impact of permanent differences and increases in the valuation allowance on deferred tax assets. We believe it is more likely than not that such deferred tax assets will not be utilized in the near term.

In January 2000, we redeemed all of our outstanding 13.25% senior discount notes at a redemption price equal to 113.25% of the accreted value of the notes. This resulted in an extraordinary loss of $13.3 million ($9.3 million, net of taxes). In February 2000, the 1999 credit facility was amended resulting in an extraordinary loss of $8.5 million ($5.5 million, net of taxes). In 1999, we redeemed a portion of our outstanding 9.875% senior subordinated notes due 2008, which resulted in an extraordinary loss from the early extinguishment of debt equal to $6.6 million.

As a result of the above described fluctuations in our results of operations and extraordinary losses recognized in connection with the 2000 and 1999 refinancing of debt, the net loss of $67.0 million in 2000 increased by $23.1 million, as compared to the net loss of $43.9 million in 1999.

1999 VS. 1998
Revenues increased $42.7 million, or 60%, in 1999. Revenues increased due to increased subscribers from acquisitions of approximately 28,000 subscribers in July 1998 and 170,000 subscribers in July 1999 and basic rate increases. The increase in subscribers was due to the acquisition of systems from Cable One in July 1998 and the acquisition of Buford in July 1999. In addition, there was a rate increase of approximately 7% affecting approximately two-thirds of our customers in February 1999, resulting in an increase in basic revenues per subscriber of 7% from $28.21 to $30.18 period to period. We have historically increased rates in February in order to offset increases in operating costs such as programming which occur primarily in January of each year.

Operating expenses increased $51.4 million, or 69%, in 1999. Programming expenses increased $13.2 million due to the continued escalation in rates charged by programming vendors as well as an increase in the subscriber base over the same period in 1998. Plant and operating and general and administrative expenses increased $10.1 million, or 51%, as a result of the additional costs associated with the systems acquired in 1998 and 1999. Corporate overhead increased $6.1 million primarily due to $6.6 million of acquisition related compensation expenses incurred in connection with the Buford acquisition. Depreciation and amortization expense in 1999 was $51.5 million, an increase of $21.0 million over the same period in 1998. The increase represents the effect of acquisitions and capital expenditures.

Interest expense increased $16.3 million, or 67%, in 1999. This increase is primarily the result of the debt issued in conjunction with the July 1999 and 1998 acquisitions and subsequent refinancing of debt.

The income tax benefit increased $10.0 million in 1999. The pretax loss increased in 1999 and the effective tax rate increased from 7.1% to 23.0% for 1999. The effective tax rates for 1999 and 1998 differ from the statutory rates primarily due to an increase in the valuation allowance on deferred tax assets.

As a result of the above described fluctuations in our results of operations and extraordinary losses recognized in connection with the July 1998 and 1999 refinancing of debt, the net loss of $43.9 million in 1999 increased by $13.0 million, as compared to the net loss of $30.9 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The cable television industry is a capital intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Historically, we have funded our working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long- and short-term borrowings and equity contributions. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

For the years ended December 31, 1999 and 2000, cash provided by operating activities totaled $17.9 million and $33.7 million, respectively; cash used for investing activities totaled $325.5 million (including $300 million related to the Buford acquisition) and $195.4 million (including $111 million related to the Star acquisition), respectively. The Company's aggregate outstanding borrowings as of December 31, 2000 were $559 million.

For the years ended December 31, 1998 and 1999, cash provided by operating activities totaled $14.3 million and $17.9 million, respectively; cash used for investing activities totaled $57.2 million and $325.5 million (including, $300 million related to the Buford acquisition), respectively, and cash provided by financing activities totaled $45.1 million and $473.1 million, respectively.

For years ended December 31, 1999 and 2000, EBITDA totaled $40.0 million and $69.7 million, respectively. The increase in EBITDA from 1999 to 2000 was due primarily to the acquisition of cable systems in 1999 and 2000. EBITDA for 2000 and 1999 has been reduced by non-cash operating charges and non-recurring expenses consisting of (a) non-cash compensation on stock awards in both 2000 and 1999, (b) acquisition related compensation expenses incurred in connection with the 1999 Buford acquisition, and (c) non-recurring costs incurred in conjunction with the 2000 reorganization of the Company, primarily consisting of accrued severance costs. Excluding these charges, EBITDA for 1999 and 2000 would have been $47.4 million and $71.9 million, respectively.

Capital expenditures (excluding the Buford and Star acquisitions) for the years ended December 31, 1998, 1999 and 2000 were approximately $13.8 million, $32.9 million and $80.0 million (not including approximately $13.9 million in related inventory as of December 31, 2000), respectively. This increase was primarily due to cable plant rebuilds and upgrades to expand our digital product offerings.

Our capital improvement plan contemplates the investment of approximately $197.0 million over the next four fiscal years as follows:

     - $71.0 million to establish a technical standard of 450-550 MHz bandwidth capacity in cable television systems serving approximately 72% of our basic subscribers and for the consolidation of headends;

     - $85.0 million for ongoing maintenance and replacement, installations and extensions to t he cable plant related to customer growth; and

     - $41.0 million for the purchase of additional addressable converters and headend equipment to support the deployment of digital services.

The Company expects to incur approximately $56.0 million in capital expenditures in 2001.

In July 1999, Cable issued $150 million of 9.375% senior subordinated notes due 2009 concurrently with its entry into the 1999 credit facility totaling $450 million, as amended. These transactions, along with $100 million in proceeds from a sale of our stock to Brera Classic, were utilized to purchase Buford, repay our previous credit agreement and pay the fees and expenses of these transactions.

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

In February 2000, an indirect subsidiary purchased substantially all of the assets of Star Cable Associates, which operated cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $111 million in cash and 555,555 shares of our Class A common stock.

In February 2000, Cable issued $225 million of 10.5% senior subordinated notes due 2010. The proceeds of the offering were used to fund a portion of the acquisition of Star, repay a portion of indebtedness under Cable's senior credit facility and repurchase approximately $36 million of Cable's 9.875% senior subordinated notes due 2008.

In February 2000, Cable amended and received waivers with respect to its senior credit facility. The amendments and waivers were necessary to complete the acquisition of Star, to restructure the Term A loans under the senior credit facility and to increase the amount available under the senior credit facility by $25 million.

In September 2000, Cable further amended the senior credit facility. Among other things, the amendment modified the Maximum Total Debt Ratio, the Maximum Senior Debt Ratio and the Total Interest Coverage Ratio covenants as well as the definition of Operating Cash Flow for the period ending December 31, 2000 to allow for the add back of up to $3 million in expenses to the definition of "Operating Cash Flow" for purposes of calculating compliance with such covenants. The amendment also increased the applicable margins associated with the senior credit facility's interest calculations and the quarterly commitment fees. The quarterly commitment fees now range from 0.375% to 0.750% per annum on the unused loan commitment. At the same time, the senior lenders waived restrictions on certain transactions relating to sales of Cable's tower portfolio. The waiver granted to Cable to complete a sale lease back of its tower assets expired as of March 31, 2001. The amendment to the senior credit facility resulted in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

As of December 31, 2000, Cable had outstanding indebtedness of $559 million. In February 2001, Cable borrowed an additional $19.5 million on its revolver. As of March 31, 2001, Cable had $578.5 million of indebtedness outstanding.

The senior credit facility is collateralized by a substantial portion of the assets of Cable. We have no operations of our own. Consequently, we rely on dividends from, and cash flow of, Cable to meet our debt service obligations. The terms of the senior credit facility restrict certain activities of Cable, including the incurrence of additional indebtedness, limits on asset sales, investments, affiliate transactions and the payment of certain dividends.

Cable has debt service requirements increasing from approximately $58 million in 2001 to $60 million in 2002 and remaining at this level through 2006. Debt covenants dictate that Cable maintain certain ratios related to debt balances and operating results in addition to limiting the amount that can be used for capital expenditures. As discussed below, Cable's ability to meet these covenants in 2001 will most likely require an amendment to its senior credit facility.

Neither we nor Cable have generated earnings sufficient to cover fixed charges, however, in the past we have generated cash and obtained financing sufficient to meet our debt service, working capital, capital expenditure and acquisition requirements. In light of our existing fixed charges requirements and capital expenditure plan, we will be required to obtain additional financing or complete certain asset transactions to be able to generate funds sufficient to service our obligations and continue our current business plan. There can be no assurance that we will be able to obtain sufficient financing, or, if we were able to do so, that the terms would be favorable to us.

Despite prior amendments and waivers to the financial covenants in the senior credit facility, we expect that additional changes to the covenants will be necessary. We are in the process of negotiating with Cable's senior lending group to obtain both an amendment and certain waivers to its current senior credit facility. These amendments will likely result in, among other matters, the termination of the unused revolving loan commitment; a significant shortening of the maturity dates for the revolving loans and term loans; and a resetting of the financial covenants for a time period that may not extend beyond December 31, 2001. If the financial covenants are not reset or compliance with the covenants is not waived, particularly with respect to the total debt to operating income ratio, Cable could default under the senior credit facility. If such default were to occur, the lenders could take actions that would adversely impact the liquidity, financial condition and results of operations, including accelerating the amounts due under the credit facility and causing cross-defaults under Cable's public indentures. If Cable's debt were accelerated under the current senior credit agreement, Cable would not have sufficient liquidity to meet its obligations as they become due. Accordingly, Cable would be required to refinance all or a portion of its indebtedness on or before maturity. In such event, we cannot assure you that Cable will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

In light of our current liquidity position and the ongoing negotiation with Cable's senior lenders, we are diligently working to arrange up to a maximum of $148.5 million of new senior debt financing for Cable. This new senior debt financing will require the prior approval of Cable's senior lending group, which has not yet been obtained. In connection with this fund raising effort, we have had discussions with our largest stockholder, Brera Classic, LLC, with respect to a potential commitment to provide approximately $35 million of this new senior facility. We are also considering other alternatives to improve our liquidity position, including the sale of certain of our small cable systems which would also require waivers or amendments to the senior credit facility.

If we are unable to arrange additional financing or improve our liquidity position by some other means, there is serious doubt that we will be able to continue our operations as they are currently conducted. Such events would materially and adversely affect our business, financial condition and results of operations and could require we sell significant assets or discontinue certain operations.

As set forth in footnote 2 to the financial statements, the financial statements contained in this report have been prepared on a "going concern" basis, which contemplates continuity of operations, the realization of assets and the payment of liabilities in the ordinary course of business. Because of our current liquidity position and because we have not yet obtained waivers or completed an amendment to the senior credit facility, PricewaterhouseCoopers LLP, our independent accountants, have issued an audit opinion with respect to our 2000 financial statements which includes a qualification that raises substantial doubts about our ability to continue as a going concern in conjunction with its year end audit of the Company's financial statements.

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

During the year ended December 31, 2000, Collars with an aggregate notional amount of $75 million were outstanding. No other instruments were outstanding during the year.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2000 (dollars in millions):


                                                      EXPECTED MATURITY DATE
                              --------------------------------------------------------------------              VALUE AT
                                2001        2002        2003        2004        2005    THEREAFTER    TOTAL    12/31/2000
                              -------     -------     -------     -------     -------   ----------   -------   ----------
DEBT:
FIXED RATE                    $    --     $    --     $    --     $    --     $    --     $ 378.0    $ 378.0    $ 214.5
AVERAGE INTEREST RATE             0.0%        0.0%        0.0%        0.0%        0.0%       10.0%      10.0%


VARIABLE RATE                 $   0.5     $   1.9     $   1.9     $   1.9     $   1.9     $ 172.9    $ 181.0    $ 181.0
AVERAGE INTEREST RATE            10.0%       10.0%       10.0%       10.0%       10.0%       10.0%      10.0%


INTEREST RATE INSTRUMENTS:
COLLAR                        $  75.0                                                                $  75.0    $   --
AVERAGE CAP RATE                  8.3%                                                                   8.3%
AVERAGE FLOOR RATE                5.5%                                                                   5.5%

The notional amounts of interest rate instruments, as presented in the table above are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 2000, plus the borrowing margin in effect for each credit facility at December 31, 2000. While Swaps, Caps and Collars represent an integral part of our interest rate risk management program; their incremental effect on interest expense for the years ended December 31, 2000, 1999 and 1998 was not significant.

INTANGIBLES

We have recorded net intangible assets of $402 million, 54% of total assets. These assets arose during the acquisition of cable systems throughout our history. These intangible assets are amortized over their estimated useful lives. We review the valuation and amortization periods of these intangibles on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of the intangible assets.

RISK FACTORS

WE HAVE HAD A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO REPORT NET LOSSES FOR THE FORESEEABLE FUTURE.

We have grown rapidly and have a limited history of operating our current cable systems, which may make it difficult for you to evaluate our performance. We acquired a substantial portion of our operations in early 1999 and 2000. In addition, the Star and Buford acquisitions more than doubled the number of subscribers served by our cable systems. As a result, you have limited information upon which to evaluate our performance in managing our current cable systems, and our historical financial information may not be indicative of the future results we can achieve with our cable systems.

WE HAVE SUBSTANTIAL EXISTING DEBT AND MAY INCUR SUBSTANTIAL ADDITIONAL DEBT, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN FINANCING IN THE FUTURE AND REQUIRE OUR OPERATING SUBSIDIARIES TO APPLY A SUBSTANTIAL PORTION OF THEIR CASH FLOW TO DEBT SERVICE.

Our total debt as of December 31, 2000 was approximately $559 million. Our interest expense for the year ended December 31, 2000 was $56 million.

This high level of debt and our debt service obligations could have material consequences, including:

     - we may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes;
     - we may need to use a large portion of our revenues to pay interest on borrowings under the senior credit facility and our senior subordinated notes, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;
     - some of our debt has a variable rate of interest, which may expose us to the risk of increased interest rates;
     - we may be more vulnerable to economic downturns and adverse developments in our business;
     - we may be less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services;
     - we may be at a disadvantage when compared to those of our competitors that have less debt; and
     -    we may not be able to implement our strategy.

A DEFAULT UNDER OUR INDENTURES OR OUR SENIOR CREDIT FACILITY COULD RESULT IN AN ACCELERATION OF OUR INDEBTEDNESS.

The indentures governing our senior subordinated notes and the senior credit facility contain numerous financial and operating covenants. The breach of any of these covenants will result in a default under the applicable indenture or the senior credit agreement which could result in the indebtedness under our indentures or agreements becoming immediately due and payable.

THE TERMS OF OUR INDEBTEDNESS COULD MATERIALLY LIMIT OUR FINANCIAL AND OPERATING FLEXIBILITY.

Several of the covenants contained in our indentures and our subsidiary credit facilities could materially limit our financial and operating flexibility by restricting, among other things, our ability to:

     -    incur additional indebtedness;
     -    create liens and other encumbrances;
     - pay dividends and make other payments, investments, loans and guarantees;
     -    enter into transactions with related parties;
     - sell or otherwise dispose of assets and merge or consolidate with another entity;
     -    repurchase or redeem capital stock or debt;
     -    pledge assets; and
     -    issue capital stock.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL TO CONTINUE THE DEVELOPMENT OF OUR BUSINESS.

Our business requires substantial capital for the upgrade, expansion and maintenance of our cable systems. We may not be able to obtain the funds necessary to finance our capital improvement program through internally generated funds, additional borrowings or other sources. If we are unable to obtain these funds, our growth could be adversely affected.

WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NASDAQ NATIONAL MARKET.

Our common stock is currently listed on the Nasdaq National Market. We must satisfy a number of requirements to maintain its listing on the Nasdaq National Market, including maintaining a minimum bid price (for prescribed periods of time) for our common stock of $1.00 per share. As of March 30, 2001, the closing price for our Class A common stock was $2.00. If the common stock loses its Nasdaq National Market status, it may adversely affect the marketability of our common stock.

BRERA CLASSIC HAS THE ABILITY TO CONTROL MATTERS ON WHICH CLASSIC'S STOCKHOLDERS MAY VOTE.

We have two classes of voting common stock -- Class A common stock, which carries one vote per share, and Class B common stock which carries ten votes per share. As of December 31, 2000, holders of Class B common stock control approximately 87% of the voting power of our outstanding common stock. Brera Classic owns approximately 90% of our Class B common stock. As a result, Brera Classic controls us and has the ability to elect the majority of our directors. The board, in turn, may appoint new senior management and decide which matters will be submitted to our stockholders for approval. These actions include adopting amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets. The interests of Brera Classic and its respective affiliates may conflict with the interests of the holders of Class A common stock.

Brera Classic will have the ability to delay or prevent a change of control or changes in our management that stockholders consider favorable or beneficial. Provisions in our organizational documents may also have the effect of delaying or preventing these changes, including provisions authorizing issuance of "blank check" preferred stock, restricting the calling of special meetings of stockholders and requiring advanced notice of proposals for stockholder meetings. If a change of control or change in management is delayed or prevented, the market price of our Class A common stock could suffer or holders may not receive a premium over the then-current market price of the Class A common stock.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE CABLE INDUSTRY.

Our industry is highly competitive. The nature and level of the competition we face affects, among other things, how much we must spend to upgrade our cable systems, how much we must spend on marketing and promotions and the prices we can charge our customers. We may not have the resources necessary to compete effectively. Many of our present and potential competitors may have fewer regulatory burdens, substantially greater resources, greater brand name recognition and long-standing relationships with regulatory authorities. We expect advancements in communications technology, as well as changes in the marketplace, to occur in the future which may compete with services that our cable systems offer. The success of these ongoing and future developments could have an adverse impact on our business and operations.

Continued growth of direct broadcast satellite operators could adversely affect our growth and profitability. Direct broadcast satellite operators have grown at a rate far exceeding the cable television industry growth rate and have emerged as a significant competitor to cable operators. Direct broadcast satellite service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. The continued growth of direct broadcast satellite operators may adversely affect our growth and profitability.

Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminated a significant competitive advantage which cable system operators have had over direct broadcast satellite operators. Direct broadcast satellite operators deliver local broadcast signals in many markets which we serve. These companies and others are also developing ways to bring advanced communications services to their customers. They are currently offering satellite-delivered high-speed Internet access services with a telephone return path and are beginning to provide true two-way interactivity. We are unable to predict the effects these competitive developments might have on our business and operations.

RECENT CHANGES IN THE REGULATORY ENVIRONMENT MAY INTRODUCE ADDITIONAL COMPETITORS IN OUR MARKETS.

Recent changes in federal law and recent administrative and judicial decisions have removed restrictions that have limited entry into the cable television industry by potential competitors such as telephone companies and registered utility holding companies. As a result, competition may materialize in our franchise areas from other cable television operators, other video programming distribution systems and other broadband telecommunications services to the home. For example, these developments will enable local telephone and utility companies to provide a wide variety of video services in their service areas which will be directly competitive with the services provided by cable systems in the same area.

OUR FRANCHISES ARE NON-EXCLUSIVE AND LOCAL FRANCHISING AUTHORITIES MAY GRANT COMPETING FRANCHISES IN OUR MARKETS.

Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. As a result, competing operators of cable systems and other potential competitors, such as municipal utility providers, may be granted franchises and may build cable systems in markets where we hold franchises. Any such competition could adversely affect our business. The existence of multiple cable systems in the same geographic area is generally referred to as an overbuild. While we currently face overbuilds in a limited number of our markets, we are unable to predict whether competitors will develop in other franchise areas that we serve. Moreover, we are unable to predict the impact these competitive ventures might have on our business and operations.

WE MAY BE REQUIRED TO PROVIDE ACCESS TO OUR NETWORKS TO OTHER INTERNET SERVICE PROVIDERS, WHICH COULD SIGNIFICANTLY INCREASE OUR COMPETITION AND ADVERSELY AFFECT OUR ABILITY TO PROVIDE NEW PRODUCTS AND SERVICES.

The U.S. Congress and the Federal Communications Commission have been asked to require cable operators to provide access over their cable systems to other Internet service providers. If we are required to provide open access, it could prohibit us from entering into or limit our existing agreements with Internet service providers, adversely impact our anticipated revenues from high-speed Internet access services and complicate marketing and technical issues associated with the introduction of these services. To date, the U.S. Congress and the Federal Communications Commission have declined to impose these requirements. This same open access issue is also being considered by some local franchising authorities and several courts. Franchise renewals and transfers could become more difficult depending upon the outcome of this issue.

OUR FRANCHISES ARE SUBJECT TO NON-RENEWAL OR TERMINATION BY LOCAL AUTHORITIES, WHICH COULD CAUSE US TO LOSE OUR RIGHT TO OPERATE SOME OF OUR SYSTEMS.

Cable television companies operate under non-exclusive franchises granted by local authorities that are subject to renewal, renegotiation and termination from time to time. Our cable systems are dependent upon the retention and renewal of their respective local franchises. We may not be able to retain or renew our franchises and any renewals may not be on terms favorable to us. The non-renewal or termination of franchises with respect to a significant portion of any of our cable systems would have a material adverse effect on our business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Supplemental Data on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Shareholders presently scheduled to be held in July 2001, which shall be filed with the Securities and Exchange Commission within 120 days of the end of our latest fiscal year.

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

        (3)    Exhibits required to be filed by Item 601 of Regulation S-K:


               2.1    --     Securities Purchase Agreement between Classic Cable, Inc. and
                             Buford Group, Inc. dated as of May 11, 1999 (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on
                             Form S-4 (Registration No. 333-63641)).

               2.2    --     Asset Purchase Agreement, dated as of October 14, 1999, by and between Star Cable Associates and Universal Cable Holdings, Inc.,
                             and Amendment No. 1 thereto, dated February 16, 2000 (incorporated by reference to Exhibit 2 of the Company's Current Report on Form
                             8-K filed February 29, 2000, Commission File No. 1-15427).

               3.1    --     Amended and Restated Certificate of Incorporation of Classic
                             Communications, Inc., dated as of December 9, 1999. (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form
                             10-K for the fiscal year ended December 31, 1999, Commission File
                             No. 1-15427).

               3.2    --     Amended and Restated Bylaws of Classic Communications, Inc.
                             (incorporated by reference to Exhibit 3.2 of the Company's Annual
                             Report on Form 10-K for the fiscal year ended December 31, 1999,
                             Commission File No. 1-15427).

               4.1    --     Form of certificate evidencing shares of Class A voting common stock (incorporated by reference to Exhibit 4.1 of the Company's
                             Registration Statement on Form S-1/A, Registration No. 333-89295).

               4.2    --     Purchase Agreement, dated July 21, 1999, by and among Classic
                             Cable, Inc. and Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette
                             Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith
                             Incorporated (incorporated by reference to Exhibit 10.16 of the
                             Company's Registration Statement on Form S-4, Registration No.
                             333-63641).

               4.3    --     Exchange and Registration Rights Agreement, dated July 28, 1999, by and between Classic Cable, Inc. and Goldman, Sachs & Co.,
                             Donaldson, Lufkin & Jenrette Securities Corporation and Merrill
                             Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.17 of the Company's Registration Statement
                             on Form S-4, Registration No. 333-63641).

               4.4    --     Indenture for $150,000,000 9.375% Senior Subordinated Notes due
                             2009, dated as of July 28, 1999 between Classic Cable, Inc., as
                             Issuer, the Guarantors listed on Schedule 1 thereto, and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement
                             on Form S-4, Registration No. 333-63641).

               4.5    --     Indenture for $225,000,000 10 1/2% Senior Subordinated Notes
                             due 2010, dated as of February 16, 2000, among Classic Cable, Inc., as Issuer, and the Subsidiary Guarantors listed on Schedule 1 thereto, and Chase Bank of Texas, National Association, as


                             Trustee (incorporated by reference to Exhibit 4.9 to Classic Cable, Inc.'s S-4 dated April 14, 2000,
                             Registration No. 333-34850).

               4.6    --     Form of Global 9.375% Senior Subordinated Note due 2009
                             (incorporated by reference to Exhibit 10.19 of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).

               4.7    --     Form of Global 10 1/2% Senior Subordinated Note due 2010
                             (incorporated by reference to Exhibit 4.10 to Classic Cable, Inc.'s
                             S-4 dated April 14, 2000, Registration No. 333-34850).

               4.8    --     Registration Rights Agreement dated as of July 29, 1998, by and between Classic Communications, Inc. and Merrill Lynch, Pierce,
                             Fenner & Smith Incorporated (incorporated by reference to Exhibit
                             4.3A of the Company's Registration Statement on Form S-4,
                             Registration No. 333-63641).

               4.9    --     Shareholder and Registration Rights Agreement, dated as of July 29,
                             1998, by and among Classic Communications, Inc. and Certain
                             Stockholders and Merrill Lynch, Pierce, Fenner & Smith Incorporated
                             (incorporated by reference to Exhibit 4.3B of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).

               4.10   --     First Supplemental Indenture, dated as of July 28, 1999, between
                             Classic Cable, Inc., as Issuer, the Subsidiary Guarantors named thereon, as Guarantors, and Chase Bank of Texas, National
                             Association, as Trustee (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4, Registration
                             No. 333-63641).

               4.11   --     Amended and Restated Stockholders' Agreement, dated as of December
                             13, 1999, by and among Classic Communications, Inc., Brera Classic,
                             LLC and the additional parties named therein (incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form
                             10-K for the fiscal year ended December 31, 1999, Commission File
                             No. 1-15427).


               4.12   --     Amended and Restated Registration Rights Agreement, dated as of
                             December 13, 1999, by and among Classic Communications, Inc., Brera
                             Classic, LLC and the additional parties named therein (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form
                             10-K for the fiscal year ended December 31, 1999, Commission File
                             No. 1-15427).

               4.13   --     Exchange and Registration Rights Agreement, dated February 16,
                             2000, by and among Classic Cable, Inc., Goldman Sachs & Co.,
                             Merrill Lynch and Co., Chase Securities, Inc. and Donaldson, Lufkin
                             & Jenrette (incorporated by reference to Exhibit 4.11 to Classic
                             Cable, Inc.'s S-4 dated April 14, 2000, Registration No. 333-34850).

               10.1   --     Employment Agreement dated as of July 29, 1999 by and between
                             Classic Cable, Inc. and Ronald W. Martin (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form
                             S-1, Registration No. 333-89295).

               10.2   --     Employment Agreement dated as of July 29, 1999 by and between
                             Classic Cable, Inc. and Elizabeth Kay Monigold. (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement
                             on Form S-1, Registration No. 333-89295).

               10.3   --     Employment Agreement dated as of July 28, 1999 by and between
                             Classic Communications, Inc., Classic Cable, Inc. and J. Merritt
                             Belisle. (incorporated by reference to Exhibit 10.3 of the
                             Company's Registration Statement on Form S-4, Registration No.
                             333-63641).

               10.4   --     Employment Agreement dated as of July 28, 1999 by and between
                             Classic Communications, Inc., Classic Cable, Inc. and Steven E.
                             Seach. (incorporated by reference to Exhibit 10.4 of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).

               10.5   --     Employment Agreement dated as of April 24, 2000 by and between
                             Classic Communications, Inc., Classic Cable, Inc. and Dale R.
                             Bennett (incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the fiscal quarter ended September 30,
                             2000, Commission File No. 1-15427).

               10.6   --     Employment Agreement dated as of November 3, 2000 by and between
                             Classic Communications, Inc., Classic Cable, Inc. and Daniel J.
                             Pike.

               10.7   --     Employment Agreement dated as of September 11, 2000 by and between
                             Classic Communications, Inc., Classic Cable, Inc. and Todd Cruthird.

               10.8   --     Consulting Agreement dated as of December 21, 2000 among Classic
                             Communications, Inc., Classic Cable, Inc., J. Merritt Belisle, and
                             The Black Creek Group.


               10.9   --     Separation of Employment agreement dated as of January 26, 2001 by and between Classic Communications, Inc., Classic Cable, Inc., and
                             Steven E. Seach.

               10.10  --     Termination Agreement dated as of January 15, 2001 by and between
                             Classic Communications, Inc. and Ronald W. Martin.

               10.11  --     Services agreement dated as of January 18, 2001 by and between
                             Classic Communications, Inc. and James A. Kofalt.

               10.12  --     Amended and Restated Credit Agreement dated July 28, 1999 among
                             Classic Cable, Inc., as Borrower, the Lenders Parties thereto,
                             Goldman Sachs Credit Partners, L.P., as Lead Arranger and
                             Syndication Agent, and The Chase Manhattan Bank, as Documentation
                             Agent, and Union Bank of California, N.A., as Administrative Agent.
                             (incorporated by reference to Exhibit 10.6 of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).

               10.13  --     Amendment and Waiver No. 1 to the Amended and Restated Credit
                             Agreement dated November 15, 1999 among Classic Cable, Inc., as
                             Borrower, the Lenders Parties thereto, Goldman Sachs Credit
                             Partners, L.P., as Lead Arranger and Syndication Agent, and The
                             Chase Manhattan Bank, as Documentation Agent, and Union Bank of
                             California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form
                             10-K for the fiscal year ended December 31, 1999, Commission File
                             No. 1-15427).

               10.14  --     Amended and Restated Credit Agreement dated January 31, 2000 among
                             Classic Cable, Inc., as Borrower, the Lenders Parties thereto,
                             Goldman Sachs Credit Partners, L.P., as Lead Arranger and
                             Syndication Agent, and The Chase Manhattan Bank, as Documentation
                             Agent, and Union Bank of California, N.A., as Administrative Agent
                             (incorporated by reference to Exhibit 10.15 of the Company's Annual
                             Report on Form 10-K for the fiscal year ended December 31, 1999,
                             Commission File No. 1-15427).

               10.15  --     Amendment and Waiver No. 3 to the Amended and Restated Credit
                             Agreement dated September 29, 2000 among Classic Cable, Inc., as
                             Borrower, the Lenders Parties thereto, Goldman Sachs Credit
                             Partners, L.P., as Lead Arranger and Syndication Agent, and The
                             Chase Manhattan Bank, as Documentation Agent, and Union Bank of
                             California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission File No.
                             1-15427).

               10.16  --     Facilities Commitment Letter, dated June 24, 1999, between Classic
                             Cable, Inc. and Goldman Sachs Credit Partners L.P. (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement
                             on Form S-4, Registration No. 333-63641).


               10.17  --     Asset Purchase Agreement dated May 14, 1998 by and between Cable
                             One, Inc. and Black Creek Communications, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement
                             on Form S-4, Registration No. 333-63641).

               10.18  --     Assignment of Asset Purchase Agreement dated June 19, 1998.
                             (incorporated by reference to Exhibit 10.8(b) of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).

               10.19  --     Amendment No. 1 to Asset Purchase Agreement dated July 15, 1998.
                             (incorporated by reference to Exhibit 10.8(c) of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).

               10.20  --     1996 Restricted Stock Award Plan of Classic Communications, Inc.
                             (incorporated by reference to Exhibit 10.9 of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).

               10.21  --     1998 Restricted Stock Award Plan of Classic Communications, Inc.
                             (incorporated by reference to Exhibit 10.10 of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).

               10.22   --    Restricted Stock Award Agreement dated July 29, 1998 by and between
                             J. Merritt Belisle and Classic Communications, Inc. (incorporated by reference to Exhibit 10.10(a) of the Company's Registration
                             Statement on Form S-4, Registration No. 333-63641).

               10.23   --    Restricted Stock Award Agreement dated July 29, 1998 by and between
                             Steven E. Seach and Classic Communications, Inc. (incorporated by reference to Exhibit 10.10(b) of the Company's Registration
                             Statement on Form S-4, Registration No. 333-63641).

               10.24  --     Form of Stock Option Agreement relating to August 25, 1999 and
                             December 7, 1999 grants (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File No. 1-15427).

               10.25  --     Classic Communications, Inc. 1999 Omnibus Stock Incentive Plan,
                             as amended.

               10.26  --     Investment Agreement dated as of May 24, 1999 between Brera
                             Classic, LLC and Classic Communications, Inc. (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement
                             on Form S-4, Registration No. 333-63641).

               10.27  --     Management and Advisory Fee Agreement dated May 24, 1999
                             (incorporated by reference to Exhibit 10.12 of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).


               10.28  --     Employee Loan/Stock Purchase Incentive Plan of Classic
                             Communications, Inc. (incorporated by reference to Exhibit 10.3 of the Company's report on Form 10-Q for the fiscal quarter ended
                             September 30, 2000, Commission File No. 1-15427).

               21.1   --     Subsidiaries of Classic Communications, Inc.

               23.1   --     Consent of PricewaterhouseCoopers LLP


    (b)  Reports on Form 8-K

         We have not filed any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CLASSIC COMMUNICATIONS, INC.

Date:  April 17, 2001               By: /s/ Jimmie Taylor
                                       ----------------------------------------
                                       Jimmie Taylor
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                       Title                                  Date
      ---------                       -----                                  ----
/s/ Jimmie Taylor         Chief Financial Officer                       April 17, 2001
---------------------     (Principal Financial Officer and Principal
Jimmie Taylor             Accounting Officer)


/s/ Dale Bennett          Chief Operating Officer and President
---------------------     (Principal Executive Officer)                 April 17, 2001
Dale Bennett

/s/ James A. Kofalt       Director and Chairman of the Board            April 17, 2001
---------------------
James A. Kofalt

/s/ Alberto Cribiore      Director and Vice Chairman of the Board       April 17, 2001
---------------------
Alberto Cribiore

/s/ John Geisler          Director                                      April 17, 2001
---------------------
John Geisler

/s/ Carl D. Harnick       Director                                      April 17, 2001
--------------------
Carl D. Harnick

/s/ Lisa A. Hook          Director                                      April 17, 2001
--------------------
Lisa A. Hook

/s/ Martin D. Payson      Director                                      April 17, 2001
--------------------
Martin D. Payson

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CLASSIC COMMUNICATIONS, INC
  Audited Annual Financial Statements
     Report of Independent Accountants .....................................      F-2
     Consolidated Balance Sheets as of December 31, 2000 and 1999 ..........      F-3
     Consolidated Statements of Operations for the years
       ended December 31, 2000, 1999, and 1998 .............................      F-4
     Consolidated Statements of Stockholders' Equity for the years
       ended December 31, 2000, 1999, and 1998 .............................      F-5
     Consolidated Statements of Cash Flows for the years
       ended December 31, 2000, 1999, and 1998 .............................      F-6
     Notes to Consolidated Financial Statements ............................      F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Classic Communications, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Classic Communications, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company must restructure existing financing arrangements, obtain additional financing, obtain additional capital from investors and/or complete certain asset transactions to meet its debt service and working capital requirements, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Austin, Texas
March 2, 2001

                          CLASSIC COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                     DECEMBER 31
                                                                                               -------------------------
                                                                                                  2000            1999
                                                                                               ---------       ---------
Assets
Cash and cash equivalents ...............................................................      $  19,056       $ 168,388

Accounts receivable, net ................................................................         13,446           9,803
Prepaid expenses ........................................................................            283           1,131
Deferred financing costs, net ...........................................................         19,772          22,694
Investment in cable television systems:
  Inventory .............................................................................         13,929              --
  Property, plant and equipment .........................................................        373,817         274,864
  Less accumulated depreciation .........................................................        (98,364)        (60,939)
                                                                                               ---------       ---------
   Property, plant and equipment, net ...................................................        275,453         213,925
  Intangible assets:
   Customer relationships ...............................................................        200,666         156,567
   Franchise marketing rights ...........................................................        204,744         158,105
   Noncompete agreements ................................................................         28,375          25,425
   Goodwill .............................................................................        109,927         102,261
                                                                                               ---------       ---------
                                                                                                 543,712         442,358
   Less accumulated amortization ........................................................       (141,715)        (96,428)
                                                                                               ---------       ---------
   Intangible assets, net ...............................................................        401,997         345,930
                                                                                               ---------       ---------
     Total investment in cable television systems .......................................        691,379         559,855
                                                                                               ---------       ---------
        Total assets ....................................................................      $ 743,936       $ 761,871
                                                                                               =========       =========

Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable ......................................................................      $  10,290       $   3,254
  Subscriber deposits and unearned income ...............................................          7,649           6,675
  Other accrued expenses ................................................................         30,377          15,606
  Accrued interest ......................................................................         16,565          11,125
  Long-term debt, net ...................................................................        559,036         525,037
  Deferred taxes, net ...................................................................             --          27,192
                                                                                               ---------       ---------
        Total liabilities ...............................................................        623,917         588,889
Stockholders' equity:
  Preferred stock: $.01 par value; 2000 and 1999 -- 10,000,000 shares authorized,
   none issued and outstanding ..........................................................             --              --
  Class A voting common stock: $.01 par value; 2000 -- 120,000,000 authorized,
   10,411,494 issued and outstanding;  1999 -- 120,000,000 shares authorized,
   9,487,500 issued and outstanding .....................................................            105              95
  Class B voting common stock, convertible to Class A voting common stock: $.01 par value; 2000 -- 45,000,000 authorized, 7,203,311 issued and outstanding; 1999 --
   45,000,000 shares authorized, 7,507,250 issued and outstanding .......................             72              75
  Nonvoting common stock, convertible to voting common stock: $.01 par value; 2000
   and 1999 -- 7,500,000 shares authorized, 177,487 issued and outstanding ..............              2               2
  Additional paid-in capital ............................................................        306,703         292,036
  Unearned compensation .................................................................           (644)             --
  Accumulated deficit ...................................................................       (186,219)       (119,226)
                                                                                               ---------       ---------
        Total stockholders' equity ......................................................        120,019         172,982
                                                                                               ---------       ---------
        Total liabilities and stockholders' equity ......................................      $ 743,936       $ 761,871
                                                                                               =========       =========

                             See accompanying notes.

                          CLASSIC COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEAR ENDED DECEMBER 31
                                                                        ----------------------------------------
                                                                           2000            1999           1998
                                                                        ---------       ---------       --------
Revenues .........................................................      $ 182,349       $ 114,405       $ 71,667
Operating expenses:
  Programming ....................................................         56,541          32,901         19,705
  Plant and operating ............................................         20,052          12,744          8,437
  General and administrative .....................................         26,563          17,126         11,295
  Marketing and advertising ......................................          3,673           1,929            850
  Corporate overhead .............................................          5,836           9,721          3,648
  Depreciation and amortization ..................................         88,524          51,484         30,531
                                                                        ---------       ---------       --------
          Total operating expenses ...............................        201,189         125,905         74,466
                                                                        ---------       ---------       --------
Loss from operations .............................................        (18,840)        (11,500)        (2,799)
Interest expense .................................................        (56,278)        (40,775)       (24,442)
Other income (expense) ...........................................          2,710             605            (28)
                                                                        ---------       ---------       --------
Loss before income taxes and extraordinary item ..................        (72,408)        (51,670)       (27,269)
Income tax benefit ...............................................         20,182          11,901          1,930
                                                                        ---------       ---------       --------
Loss before extraordinary item ...................................        (52,226)        (39,769)       (25,339)
Extraordinary loss on extinguishment of debt, net of taxes of
  $7,010 in 2000, $2,539 in 1999 and none in 1998 ................        (14,767)         (4,093)        (5,524)
                                                                        ---------       ---------       --------

Net loss .........................................................      $ (66,993)      $ (43,862)      $(30,863)
                                                                        =========       =========       ========
Loss applicable to common stockholders ...........................      $ (66,993)      $ (43,862)      $(35,274)
                                                                        =========       =========       ========
Basic and diluted loss per share:
Loss per share applicable to common stockholders before
  extraordinary item .............................................      $   (2.96)      $   (6.24)      $ (11.43)
Extraordinary loss on extinguishment of debt .....................          (0.84)          (0.64)         (2.12)
                                                                        ---------       ---------       --------
Loss per share applicable to common stockholders .................      $   (3.80)      $   (6.88)      $ (13.55)
                                                                        =========       =========       ========


                             See accompanying notes.

                          CLASSIC COMMUNICATIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                             VOTING COMMON               VOTING COMMON                    VOTING
                                             STOCK, CLASS A              STOCK, CLASS B                COMMON STOCK
                                       ------------------------    -------------------------     -------------------------
                                         SHARES                      SHARES                        SHARES
                                         ISSUED        AMOUNT        ISSUED         AMOUNT         ISSUED         AMOUNT
                                       ----------    ----------    ----------     ----------     ----------     ----------
Balance at December 31,
 1997 .............................            --    $       --            --     $       --        621,532     $        6
 Issuance of common
   stock ..........................            --            --            --             --        355,258              4
 Conversion of common
   stock ..........................            --            --            --             --        657,271              6
 Compensation on
   restricted stock ...............            --            --            --             --             --             --
 Exchange of restricted
   common stock ...................            --            --            --             --        188,085              2
 Repurchase and
   cancellation of
   treasury stock .................            --            --            --             --       (101,538)            (1)
 Accretion of discount on
   preferred stock ................            --            --            --             --             --             --
 Dividends on preferred
   stock ..........................            --            --            --             --             --             --
 Net loss .........................            --            --            --             --             --             --
 Other ............................            --            --            --             --             --             --
                                       ----------    ----------    ----------     ----------     ----------     ----------
Balance at December 31,
 1998 .............................            --            --            --             --      1,720,608             17
 Exercise and payment of
   warrants .......................            --            --            --             --        152,411              2
 Exchange of common
   stock ..........................            --            --     8,363,753             84     (8,363,753)           (84)
 Conversion of common
   stock ..........................     2,237,500            22      (856,503)            (9)            --             --
 Issuance of common
   stock ..........................     7,250,000            73            --             --      6,490,734             65
 Expenses related to
   equity transactions ............            --            --            --             --             --             --
 Compensation on
   restricted stock ...............            --            --            --             --             --             --
 Net loss .........................            --            --            --             --             --             --
                                       ----------    ----------    ----------     ----------     ----------     ----------
Balance at December 31,
 1999 .............................     9,487,500            95     7,507,250             75             --             --
 Conversion of common
   stock ..........................       303,939             3      (303,939)            (3)            --             --
 Issuance of common
   stock ..........................       620,055             7            --             --             --             --
 Compensation on
   restricted stock ...............            --            --            --             --             --             --
 Net loss .........................            --            --            --             --             --             --
                                       ----------    ----------    ----------     ----------     ----------     ----------
Balance at December 31,
 2000 .............................    10,411,494    $      105     7,203,311     $       72             --     $       --
                                       ==========    ==========    ==========     ==========     ==========     ==========

                                               NONVOTING
                                              COMMON STOCK
                                       -------------------------     ADDITIONAL                                     TOTAL
                                         SHARES                       PAID-IN       UNEARNED     ACCUMULATED    STOCKHOLDERS'
                                         ISSUED         AMOUNT        CAPITAL     COMPENSATION      DEFICIT         EQUITY
                                       ----------     ----------     ----------   ------------   ------------   --------------
Balance at December 31,
 1997 .............................     2,185,532     $       22     $   33,405     $   (2,118)    $  (44,501)    $  (13,186)
 Issuance of common
   stock ..........................            --             --          1,336             --             --          1,340
 Conversion of common
   stock ..........................      (657,271)            (6)            --             --             --             --
 Compensation on
   restricted stock ...............            --             --             --          1,108             --          1,108
 Exchange of restricted
   common stock ...................            --             --          1,122         (1,124)            --             --
 Repurchase and
   cancellation of
   treasury stock .................            --             --           (987)           214             --           (774)
 Accretion of discount on
   preferred stock ................            --             --         (1,869)            --             --         (1,869)
 Dividends on preferred
   stock ..........................            --             --         (2,542)            --             --         (2,542)
 Net loss .........................            --             --             --             --        (30,863)       (30,863)
 Other ............................            --             (1)            (1)            --             --             (2)
                                       ----------     ----------     ----------     ----------     ----------     ----------
Balance at December 31,
 1998 .............................     1,528,261             15         30,464         (1,920)       (75,364)       (46,788)
 Exercise and payment of
   warrants .......................        30,223             --             (2)            --             --             --
 Exchange of common
   stock ..........................            --             --             --             --             --             --
 Conversion of common
   stock ..........................    (1,380,997)           (13)            --             --             --             --
 Issuance of common
   stock ..........................            --             --        268,715             --             --        268,853
 Expenses related to
   equity transactions ............            --             --         (7,141)            --             --         (7,141)
 Compensation on
   restricted stock ...............            --             --             --          1,920             --          1,920
 Net loss .........................            --             --             --             --        (43,862)       (43,862)
                                       ----------     ----------     ----------     ----------     ----------     ----------
Balance at December 31,
 1999 .............................       177,487              2        292,036             --       (119,226)       172,982
 Conversion of common
   stock ..........................            --             --             --             --             --             --
 Issuance of common
   stock ..........................            --             --         14,667           (772)            --         13,902
 Compensation on
   restricted stock ...............            --             --             --            128             --            128
 Net loss .........................            --             --             --             --        (66,993)       (66,993)
                                       ----------     ----------     ----------     ----------     ----------     ----------
Balance at December 31,
 2000 .............................       177,487     $        2     $  306,703     $     (644)    $ (186,219)    $  120,019
                                       ==========     ==========     ==========     ==========     ==========     ==========


                             SEE ACCOMPANYING NOTES.

                          CLASSIC COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                YEAR ENDED DECEMBER 31
                                                                    --------------------------------------------
                                                                       2000             1999             1998
                                                                    ----------       ----------       ----------
OPERATING ACTIVITIES
Net loss ........................................................   $  (66,993)      $  (43,862)      $  (30,863)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
  Provision for doubtful accounts ...............................        3,770            1,585              971
  Depreciation ..................................................       37,911           20,884           12,041
  Amortization of intangibles ...................................       50,613           30,600           18,352
  Amortization of deferred financing costs ......................        2,166            1,731            1,181
  Discount accretion on long-term debt ..........................          507            8,720            3,589
  PIK interest on senior subordinated promissory notes ..........           --               --              435
  Gain on sale of cable system ..................................         (370)              --               --
  Non-cash compensation .........................................          128            1,920            1,108
  Deferred tax benefit ..........................................      (27,192)         (14,440)          (1,850)
  Extraordinary loss ............................................       21,777            6,632            5,524
  Changes in working capital, net of acquisition amounts:
     Change in accounts receivable ..............................       (7,413)          (3,005)          (1,841)
     Change in prepaid expenses and other .......................          848             (158)             166
     Change in other accruals and payables ......................       12,458            2,072            1,100
     Change in accrued interest .................................        5,440            5,242            4,349
                                                                    ----------       ----------       ----------
Net cash provided by (used in) operating activities .............       33,650           17,921           14,262
INVESTING ACTIVITIES
Acquisition of cable television systems, net of cash acquired ...     (112,845)        (292,601)         (43,486)
Purchases of inventory ..........................................       (3,554)              --               --
Purchases of property, plant and equipment ......................      (76,714)         (32,435)         (13,759)
Payments for other intangibles ..................................       (3,238)            (425)              --
Net proceeds from sale of cable system ..........................          998               --               --
                                                                    ----------       ----------       ----------
Net cash provided by (used in) investing activities .............     (195,353)        (325,461)         (57,245)
FINANCING ACTIVITIES
Proceeds from long-term debt ....................................      241,031          420,500          281,208
Repayments of long-term debt ....................................     (208,957)        (187,385)        (190,308)
Repayments of subordinated indebtedness .........................           --               --           (4,458)
Repayment of promissory notes ...................................           --               --             (650)
Financing costs .................................................       (9,438)         (20,818)          (9,455)
Redemption of preferred stock ...................................           --               --          (31,023)
Cash dividends paid on preferred stock ..........................           --               --              (93)
Sales of common stock, net of offering costs ....................           --          261,712               50
Repurchase of common stock ......................................           --               --             (125)
Payment of premium on redeemed notes ............................      (10,265)            (860)              --
                                                                    ----------       ----------       ----------
Net cash provided by (used in) financing activities .............       12,371          473,149           45,146
                                                                    ----------       ----------       ----------
Increase (decrease) in cash and cash equivalents ................     (149,332)         165,609            2,163
Cash and cash equivalents at beginning of year ..................      168,388            2,779              616
                                                                    ----------       ----------       ----------
Cash and cash equivalents at end of year ........................   $   19,056       $  168,388       $    2,779
                                                                    ==========       ==========       ==========
Cash taxes paid .................................................   $       --       $       87       $      166
Cash interest paid ..............................................   $   48,136       $   25,051       $   15,247
Non-cash investing and financing activities:
  Year-end accrual of inventory .................................   $   10,375       $       --       $       --
  PIK dividends on preferred stock ..............................   $       --       $       --       $    2,475
  Accretion of discount on preferred stock ......................   $       --       $       --       $    1,869
  Stock issued as partial payment for cable television
   purchase .....................................................   $   13,889       $       --       $       --


                             See accompanying notes.

                          CLASSIC COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1. ORGANIZATION

    Classic Communications, Inc., through its subsidiaries (collectively, the "Company"), acquires, develops and operates cable television systems throughout the United States. The Company is a holding company with no assets or operations other than its investments in its direct and indirect subsidiaries. The Company's sole direct subsidiary is Classic Cable, Inc. ("Cable").

2. GOING CONCERN UNCERTAINTIES

    Cable has debt service requirements increasing from approximately $58 million in 2001 to $60 million in 2002 and remaining at this level through 2006. Debt covenants dictate that Cable maintain certain ratios related to debt balances and operating results in addition to limiting the amount that can be used for capital expenditures. As discussed below, Cable's ability to meet these covenants in 2001 will most likely require an amendment to its senior credit facility.

    Cable has not generated earnings sufficient to cover its fixed charges, however, in the past the Company and Cable have generated cash and obtained financing sufficient to meet their debt service, working capital, capital expenditure and acquisition requirements. In light of Cable's existing fixed charges requirements and capital expenditure plan, the Company and/or Cable will be required to obtain additional financing or complete certain asset transactions to be able to generate funds sufficient to service Cable's obligations and continue the Company's current business plan. There can be no assurance that either the Company or Cable will be able to obtain sufficient financing, or, if they were able to do so, that the terms would be favorable.

    Despite prior amendments and waivers to the financial covenants in the senior credit facility, the Company expects that additional changes to the covenants will be necessary. The Company is in the process of negotiating with Cable's senior lending group to obtain both an amendment and certain waivers to the current senior credit facility. These amendments will likely result in, among other matters, the termination of the unused revolving loan commitment; a significant shortening of the maturity dates for the revolving loans and term loans; and a resetting of the financial covenants for a time period that may not extend beyond December 31, 2001. If the financial covenants are not reset or compliance with the covenants is not waived, particularly with respect to the total debt to operating income ratio, Cable could default under the senior credit facility. If such default were to occur, the lenders could take actions that would adversely impact the liquidity, financial condition and results of operations, including accelerating the amounts due under the credit facility and causing cross-defaults under Cable's public indentures. If Cable's debt were accelerated under the current senior credit agreement, neither the Company nor Cable would have sufficient liquidity to meet the obligations as they become due. Accordingly, Cable would be required to refinance all or a portion of its indebtedness on or before maturity. In such event, there is no assurance that the Company or Cable will be able to refinance any of the indebtedness on commercially reasonable terms or at all.

    In light of the Company's current liquidity position and the ongoing negotiation with Cable's senior lenders, the Company is diligently working to arrange up to a maximum of $148.5 million of new senior debt financing for Cable. This new senior debt financing will require the prior approval of Cable's senior lending group, which has not yet been obtained. In connection with this fund raising effort, the Company has had discussions with its largest stockholder, Brera Classic, LLC, with respect to a potential commitment to provide approximately $35 million of this new senior facility. The Company is also considering other alternatives to improve its liquidity position, including the sale of certain of its small cable systems which would also require additional waivers or amendments to the senior credit facility.

    If the Company is unable to arrange additional financing or improve its liquidity position by some other means, there is serious doubt that the Company will be able to continue its operations as they are currently conducted. Such events would materially and adversely affect its business, financial condition and result of operations and could require the Company to sell significant assets or discontinue certain operations.

3. ACQUISITIONS AND DISPOSITIONS OF CABLE TELEVISION SYSTEMS

ACQUISITIONS

     In February 2000, a wholly owned subsidiary purchased substantially all of the assets of Star Cable Associates ("Star") serving communities in three states for approximately $111 million in cash and 555,555 shares of our Class A voting common stock. The purchase was financed from proceeds of Cable's $225 million debt offering of 10.5% senior subordinated notes and available cash.

     In July 1999, the Company acquired Buford Group, Inc. ("Buford"), for approximately $300 million in cash. Buford operates cable television systems in four states. The acquisition was financed from a) a $95.7 million capital contribution from Brera Classic, LLC ("Brera"), b) proceeds of Cable's 1999 credit facility and c) proceeds of Cable's $150 million private debt offering of 9.375% senior subordinated notes.

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

     The following summarized unaudited pro forma financial information assumes the Star acquisition, the acquisition of Buford and all related financing and changes to our debt structure had occurred on January 1, 2000 and 1999, respectively. The following pro forma information is not necessarily indicative of the results that would have occurred had the transactions been completed at the beginning of the periods indicated, nor is it indicative of future operating results (in thousands, except per share data):


                                                      2000           1999
                                                   ----------     -----------
                                                         (UNAUDITED)
  Revenues...................................      $  185,504     $  181,292
  Loss before extraordinary item.............         (47,769)       (48,565)
  Net loss...................................         (62,536)       (52,658)
  Basic and diluted loss per share...........      $    (3.53)    $    (2.97)



DISPOSITIONS

     During 2000 and 1998, the Company sold or disposed of some smaller systems that did not fit into the Company's long-term strategic plans.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INVENTORY

    Inventory consists primarily of fiber-optic cable, coaxial cable, electronics, hardware and miscellaneous tools and is stated at the lower of cost or market. Cost is determined using the average cost method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:


Buildings..................................     30 years
Cable television distribution systems......     3-12 years
Office furniture and equipment.............     3-7 years
Vehicles...................................     5 years

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

INTANGIBLE ASSETS

     The useful lives of the specific intangible assets are as follows:


Customer relationships..........     5-15 years
Franchise marketing rights......     5-11 years
Noncompete agreements...........     3-5 years
Goodwill........................     3-20 years

     Intangible assets are being amortized using the straight-line method over their estimated useful lives. The Buford acquisition increased intangible assets $226.3 million in 1999. The Star and other acquisitions increased intangible assets $106.2 million in 2000. These amounts were allocated to identifiable intangible assets based on third party appraisals with any excess amounts recorded as goodwill.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically reviews the carrying amounts of property, plant and equipment, identifiable intangible assets and goodwill both purchased in the normal course of business and acquired through acquisition to determine whether current events or circumstances, as defined in Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, warrant adjustments to such carrying amounts by considering, among other things, the future cash inflows expected to result from the use of the asset and its eventual disposition less the future cash outflows expected to be necessary to obtain those inflows. An impairment loss would be measured by comparing the fair value of the asset with its carrying amount. Any write-down is treated as a permanent reduction in the carrying amount of the assets. Management reviews the valuation and amortization periods of identifiable intangible assets and goodwill on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a write-down of carrying value or a reduction in the useful life of goodwill or other intangible assets.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, approximate fair value because of their short maturities. All bank debt agreements carry variable interest rates and their carrying value is considered to approximate fair value. The estimated fair value of the Company's notes is based on quoted market prices. The carrying amount of the Company's notes was $378.0 million and the fair value was $214.5 million at December 31, 2000.

     The Company utilizes interest rate cap and interest rate swap agreements to manage interest rate exposures. The principal objective of such agreements is to minimize the risks and/or costs associated with financial activities. The Company does not utilize financial instruments for trading or other speculative purposes. The counterparties to these contractual arrangements are major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of nonperformance. However, the Company does not anticipate nonperformance by the other parties, and no material loss would be expected from their nonperformance. The carrying amount of such instruments approximates fair value at December 31, 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB Statement No. 137 and FASB Statement No. 138, which the Company is required to adopt effective January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the Statement will have a significant effect on earnings or the financial position of the Company.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. In SAB 101, the SEC staff expresses its views regarding the appropriate recognition of revenue with regard to a variety of circumstances. As required, the company adopted SAB 101 retroactively to January 1, 2000, the impact of which was not significant.

RECLASSIFICATIONS

     Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the 2000 presentation.

5. ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (in thousands):


                                                                    DECEMBER 31
                                                              ---------------------
                                                                  2000       1999
                                                              ---------    --------
         Accounts receivable, trade ..................        $  11,599    $  8,435
         Accounts receivable, other ..................            2,425       1,783
         Less allowance for doubtful accounts ........             (578)       (415)
                                                              ---------    --------
         Accounts receivables, net of allowance ......        $  13,446    $  9,803
                                                              =========    ========


     The activity in the Company's allowance for doubtful accounts for the periods ending December 31, 2000, 1999 and 1998 is as follows (in thousands):


                                   BALANCE AT        CHARGED TO
                                   BEGINNING         COSTS AND                                              BALANCE AT
   FOR THE PERIOD ENDED            OF PERIOD          EXPENSES          ACQUIRED         DEDUCTIONS        END OF PERIOD
   --------------------           ------------      ------------      ----------        ------------       ------------
December 31, 2000 ..........      $        415      $      3,770       $   --           $     (3,607)      $        578
December 31, 1999 ..........               325             1,585          412                 (1,907)               415
December 31, 1998 ..........               262               971           --                   (908)               325


6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):


                                                            DECEMBER 31
                                                      -------------------------
                                                         2000            1999
                                                      ---------       ---------
Land ...........................................      $   2,530       $   2,390
Buildings and improvements .....................          8,968           7,738
Vehicles .......................................         11,875           9,138
Cable television distribution systems ..........        308,781         236,612
Office furniture, tools and equipment ..........         17,458          12,930
Construction in progress .......................         24,205           6,056
                                                      ---------       ---------
                                                        373,817         274,864
Less accumulated depreciation ..................        (98,364)        (60,939)
                                                      ---------       ---------
                                                      $ 275,453       $ 213,925
                                                      =========       =========

7. LONG-TERM DEBT

     Balances of amounts outstanding under the Company's various debt agreements are as follows (in thousands):


                                                 DECEMBER 31
                                           -----------------------
                                             2000           1999
                                           --------      ---------
1999 credit facility
  Revolver ..........................      $ 16,000      $      --
  Term loan A .......................            --         75,000
  Term loan B .......................        86,842        100,000
  Term loan C .......................        78,158         90,000
10.5% senior subordinated notes .....       225,000             --
9.375% senior subordinated notes ....       150,000        150,000
13.25% senior discount notes ........            --        114,000
  Unamortized discount ..............            --        (43,295)
9.875% senior subordinated notes ....         3,000         39,005
  Unamortized discount ..............            --           (151)
Other ...............................            36            478
                                           --------      ---------
                                           $559,036      $ 525,037
                                           ========      =========

     In January 2000, the Company redeemed all outstanding 13.25% senior discount notes at a redemption price equal to 113.25% of the accreted value of the notes. This resulted in an extraordinary loss of $13.3 million ($9.3 million, net of taxes).

     In February 2000, Cable issued $225 million of 10.5% senior subordinated notes due 2010. Proceeds were partially used to finance the acquisition of Star. In addition, Cable utilized proceeds to pay down the 1999 credit facility by $100 million and to redeem $36 million of its 9.875% senior subordinated notes. At this time, and again in September 2000, the 1999 credit facility was further amended to (a) allow for the Star acquisition, (b) allow for certain transactions related to Cable's tower portfolio, (c) modify some of the covenants in the credit facility, (d) restructure the term loan A to allow Cable to reborrow against it through February 2001, subject to certain conditions, and
(e) increase the term loan A facility $25 million. The covenant modifications included an amendment to the definition of Operating Cash Flow for the period ending on December 31, 2000 to allow for the add back of up to $3 million in expenses resulting from business rationalizations and rescaling of overhead. The amendment of the 1999 credit facility concurrent with the note offering resulted in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

     The amendments also increased the applicable margins associated with the facility's interest calculations as well as the range of potential quarterly commitment fees. Cable is required to pay a quarterly commitment fee that can range from 0.375% to 0.750% per annum on the unused loan commitment.

     In July 1999, Cable issued $150 million of 9.375% senior subordinated notes due 2009. Interest payments on these Notes began in 2000. Concurrent with the offering, Cable entered into the 1999 credit facility. The 1999 credit facility, as amended in November 1999 and September 2000, consists of a $75 million revolving credit facility (borrowings are subject to certain restrictive conditions), a $75 million term A loan, a $100 million term B loan, and a $200 million term C loan. Principal payments on the facility commence in 2001 with final maturity in 2008. The Company may be subject to mandatory prepayments based upon operating results, sales of assets, equity or debt offerings or other events. Interest is based upon either a LIBOR rate plus an applicable margin or, at the option of the Company, a base rate plus an applicable margin. At December 31, 2000, the weighted average interest rate of the credit facility was 10.0%. Proceeds from the 1999 credit facility totaled $265 million and were, in part, used to pay off the 1998 credit facility. This resulted in a pre-tax extraordinary loss from the early extinguishment of debt of $2.3 million.

     Pursuant to the change of control resulting from the July 1999 Brera investment, and in accordance with the indentures of the respective note agreements, Cable offered to redeem all of its outstanding 9.875% subordinated notes, and the Company all of its 13.25% senior discount notes. Cable redeemed $86 million of the 9.875% senior subordinated notes at 101% of face value plus accrued interest. This resulted in a pre-tax extraordinary loss from the early extinguishment of debt of $4.3 million. Cable borrowed $90 million under its 1999 credit facility to repurchase the tendered 2008 subordinated notes and to pay associated fees and expenses incurred as a result of the change of control offer. None of the 13.25% senior discount notes were tendered for redemption.

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

     The Company utilizes interest rate cap and interest rate swap agreements to limit the impact of increases in interest rates on its floating rate debt. The agreements require premium payments to counterparties based upon a notional principal amount. At December 31, 2000 and 1999, an interest rate collar for a notional amount of $75 million was outstanding. The impact of interest rate risk management activities on income in 2000, 1999 and 1998, and the amount of deferred gains and losses from interest rate risk management transactions at December 31, 2000 and 1999 were not material. Interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in the agreements. Interest rate swap agreements are used by the Company to change the interest rate of their debt from variable rate to fixed rate. The swap is a contractual agreement between the Company and another party to exchange payments periodically over the life of the agreement based upon the interest rates of the underlying debt over the period of the agreement. The differential to be paid or received is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The premium paid for both types of agreements is amortized to interest expense using the interest method over the life of the agreement.

     Maturities of long-term debt are as follows (in thousands):


                       2001...............    $       511
                       2002...............          1,900
                       2003...............          1,900
                       2004...............          1,900
                       2005...............          1,900
                       Thereafter.........        550,925
                                              -----------
                                              $   559,036
                                              ===========

8. CAPITAL STOCK

SHARES RESERVED

     At December 31, 2000, 4.1 million shares of common stock were reserved for the exercise of options and warrants and 7.6 million for the conversion of outstanding common stock.

     Holders of nonvoting common stock and Class B voting common stock are entitled at any time and from time to time to convert any and all of the shares held into the same number of shares of Class A voting common stock or Class B voting common stock (only in the case of nonvoting common stock), provided that such conversion would be in accordance with all laws, regulations, rules or other requirements of any governmental authority applicable to such conversion as well as the provisions of the Amended and Restated Certificate of Incorporation.

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

RESTRICTED COMMON STOCK

     In 1996, the Company issued 258,813 shares of restricted Class B voting common stock to complete an exchange for shares of a then existing class of common stock. The restrictions included vesting provisions and the entitlement to $9.93 less per share in distributions than the amount otherwise payable for distribution to the holders of the Company's common stock. The amount by which the fair value of the restricted Class B voting common stock exceeded the fair value of the stock exchanged was recorded as deferred compensation and expensed ratably over the vesting period. The fair value of the restricted Class B voting common stock and the stock exchanged was determined as of the issuance date by an independent valuation.

     The Company had the 1996 and 1998 Restricted Stock Award Plans ("the Plans") whereby employees were granted shares of the Company's Class B voting common stock. The stock awards generally vested over a three to four year period. In addition, upon any distribution event, the holders of the restricted stock were entitled to either $29.78 less per share, $19.06 less per share or $3.77 less per share in distributions than the amount otherwise payable for distribution to the holders of the Company's common stock. The Company authorized 743,231 shares under the Plans, all of which were awarded. The fair value of the awards was recorded as deferred compensation and expensed ratably over the vesting period. The fair value was determined by an independent valuation.

     The July 1999 Brera investment resulted in accelerated vesting of the restricted stock. All remaining deferred compensation amounts were recognized as compensation expense upon this accelerated vesting.

    During the fourth quarter of 2000, the distribution thresholds expired in accordance with the terms of the plan.

     The following table summarizes the activity of the Company's restricted stock:


                                                       DISTRIBUTION THRESHOLDS
                                         -----------------------------------------------------
                                         $  29.78       $  19.06      $    9.93      $    3.77          TOTAL
                                         --------       --------      ---------      ---------       --------
Balance at December 31, 1997              129,407        129,406        258,813             --        517,626
  Repurchase of stock                          --             --        (76,350)            --        (76,350)
  1998 Restricted Stock Award Plan:
     Shares exchanged                     (93,171)       (93,171)      (109,991)            --       (296,333)
     Shares awarded                            --             --             --        484,418        484,418
     Other                                     (2)            (1)            --             --             (3)
                                         --------       --------      ---------      ---------       --------
Balance at December 31, 1998               36,234         36,234         72,472        484,418        629,358
  No activity in 1999                          --             --             --             --             --
                                         --------       --------      ---------      ---------       --------
Balance at December 31, 1999               36,234         36,234         72,472        484,418        629,358
  Expiration of restrictions              (36,234)       (36,234)       (72,472)      (484,418)      (629,358)
                                         --------       --------      ---------      ---------       --------
Balance at December 31, 2000                   --             --             --             --             --
                                         ========       ========      =========      =========       ========

PREFERRED STOCK

     In July 1998, the Company redeemed the outstanding shares of an indirect subsidiary's preferred stock at a redemption price per share of $100 plus accrued and unpaid dividends.

     In July 1998, the Company redeemed the outstanding shares of Senior and Junior Preferred Stock at a redemption price per share of $1,000 plus accrued and unpaid dividends.

STOCK PURCHASE WARRANTS

     At December 31, 2000 and 1999, there were warrants outstanding to acquire 153,210 nonvoting common shares at $.001 per share which expire in 2006. No warrants were exercised during 2000. Warrants representing 182,643 common shares were exercised during 1999. Under the terms of the warrant agreements, the exercise price and exercise rate shall be subject to adjustment in the event of a change in the number of shares outstanding or valuation of the Company's common stock.

VOTING RIGHTS

     At December 31, 2000 and 1999, all general voting power was vested in the holders of voting common stock. The holders of Class A voting common stock have one vote per share while the holders of Class B voting common stock have ten votes per share. Shares of preferred stock may be issued in one or more series with or without voting powers.

DIVIDENDS

     Dividends on Common Stock shall be paid at such times as may be declared by the Board of Directors. Through December 31, 2000, no such dividends had been declared.

STOCK OPTIONS

    The Company has a 1999 Omnibus Stock Incentive Plan (the "Plan") whereby employees, officers, directors, consultants or advisors may be granted stock options, stock appreciation rights, restricted stock, performance shares, or deferred stock. The total number of shares of Class A voting common stock reserved and available for issuance under the Plan is 1,935,500. All options granted have 10 year terms and vest over four years. Prior to the adoption of the Plan, the Company granted options to acquire 597,500 of Class A voting common stock with vesting over four years and a ten year contractual life.

    A summary of the Company's Class A stock option activity, and related information for the years ended December 31 follows:


                                                            1998                       1999                       2000
                                                    ----------------------    -----------------------    -----------------------
                                                                 Weighted-                 Weighted-                  Weighted-
                                                                  Average                   Average                    Average
                                                     Options     Exercise      Options      Exercise      Options      Exercise
                                                      (000)       Price         (000)         Price         (000)        Price
                                                    ---------    ---------    ---------     ---------    ---------     ---------
  Outstanding -- beginning of year                         --           --           --            --          597     $   20.07
  Granted                                                  --           --          597     $   20.07        1,258          8.79
  Forfeited                                                --           --           --            --          (23)        17.14
                                                    ---------    ---------    ---------     ---------    ---------     ---------
  Outstanding -- end of year                               --           --          597     $   20.07        1,832     $   12.36
                                                    =========    =========    =========     =========    =========     =========

  Exercisable at end of year                               --           --           --            --          145     $   20.07

  Weighted average fair value of options granted
    during the year                                        --                 $    7.87                  $    4.42



                                              OPTIONS OUTSTANDING                                    EXERCISABLE
                           ------------------------------------------------------------     ---------------------------------
                                                                     Weighted average                          Weighted
                                              Weighted average       contractual life                           average
    Exercise Price         Number (000)        exercise price             (yrs.)            Number (000)    exercise price
    --------------         ------------        --------------      --------------------     ------------    -----------------
    $3.13 to $5.14             768                 $ 4.44                  9.8                  --                --
        $8.78                  159                   8.78                  9.5                  --                --
   $16.00 to $25.00            905                  19.71                  8.9                 145              $20.07


    Also in 1999, the Company granted options to acquire 1,119,496 of Class B voting common stock. These options vest over three years, with a contractual life of ten years. They were granted with exercise prices of $14.57 for half the grants and $25.00 for half the grants with a weighted-average exercise price of $19.79. Class B option holders cancelled or forfeited 559,748 options during 2000 with a weighted-average exercise price of $19.79. There was no other activity related to these options during 1999 or 2000. At December 31, 2000, 559,748 of the Class B stock options were exercisable with a weighted-average exercise price of $19.79. The weighted-average remaining contractual life of the Class B stock options was 8.6 years

    Pro forma information regarding the 2000 net loss and earnings per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate ranging from 5.07% to 6.33%; weighted-average expected life of the options of seven years; dividend rate of 0%; and assumed volatility of 67%. The weighted-average fair value of options granted was $4.42.

    For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's 2000 and 1999 pro forma net stock-based compensation expense was $2.0 million and $2.4 million, the pro forma net loss was $69.0 million and $46.3 million and the pro forma basic and diluted net loss per share was $3.91 and $7.25.

9. LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):


                                                                2000         1999         1998
                                                              --------     --------     --------
Loss before extraordinary item ...........................    $(52,226)    $(39,769)    $(25,339)
Preferred stock dividends ................................          --           --       (2,542)
Accretion of discount on preferred stock .................          --           --       (1,869)
                                                              --------     --------     --------
Loss applicable to common stockholders before
  extraordinary item .....................................    $(52,226)    $(39,769)    $(29,750)
                                                              ========     ========     ========
Net loss .................................................    $(66,993)    $(43,862)    $(30,863)
Preferred stock dividends ................................          --           --       (2,542)
Accretion of discount on preferred stock .................          --           --       (1,869)
                                                              --------     --------     --------
Loss applicable to common stockholders ...................    $(66,993)    $(43,862)    $(35,274)
                                                              ========     ========     ========
Weighted-average shares outstanding ......................      17,689        6,607        2,968
Less unvested portion of restricted stock ................         (32)        (230)        (365)
                                                              --------     --------     --------
Adjusted weighted-average shares outstanding .............      17,657        6,377        2,603
                                                              ========     ========     ========
Basic and diluted loss per share:
Loss per share applicable to common stockholders
  before extraordinary item ..............................    $  (2.96)    $  (6.24)    $ (11.43)
Extraordinary loss on extinguishment of debt .............       (0.84)       (0.64)       (2.12)
                                                              --------     --------     --------
Loss per share applicable to common stockholders .........    $  (3.80)    $  (6.88)    $ (13.55)
                                                              ========     ========     ========


     Warrants to purchase 153,210 shares of common stock at $.001 per share were outstanding at December 31, 2000 and 1999 and warrants to purchase 335,853 shares of common stock at $.001 per share were outstanding at December 31, 1998, but were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive. Options outstanding at December 31, 2000 and 1999 to purchase 2,391,748 and 1,716,996 shares, respectively, of common stock at exercise prices ranging from $3.14 per share to $25.00 per share were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive. No options were outstanding in 1998.

10. INCOME TAXES

     Significant components of income tax benefit from continuing operations are as follows (in thousands):


                                             2000         1999         1998
                                           --------     --------     --------
Current:
  Federal .............................    $     --     $     --     $    (80)
  State ...............................          --           --           --
                                           --------     --------     --------
          Total current ...............          --           --          (80)
Deferred:
  Federal .............................     (16,754)      (9,881)      (1,536)
  State ...............................      (3,428)      (2,020)        (314)
                                           --------     --------     --------
          Total deferred ..............     (20,182)     (11,901)      (1,850)
                                           --------     --------     --------
          Income tax benefit ..........    $(20,182)    $(11,901)    $ (1,930)
                                           ========     ========     ========


     The Company's provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to loss before income taxes and extraordinary items as a result of the following:


                                                  2000        1999        1998
                                                 ------      ------      ------
Tax at U.S. statutory rate ..................     (34.0)%     (34.0)%     (34.0)%
State taxes, net of federal benefit .........      (3.9)       (3.7)       (3.9)
Increase in valuation allowance .............       9.1        10.3        27.8
Other nondeductible items ...................       0.9         4.4         3.0
                                                 ------      ------      ------
                                                  (27.9)%     (23.0)%      (7.1)%
                                                 ======      ======      ======

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                                             DECEMBER 31
                                                                      -------------------------
                                                                         2000           1999
                                                                      ----------     ----------
Deferred tax liabilities:
  Book over tax basis of depreciable assets ......................    $   16,110     $   15,850
  Book over tax basis of assets that are amortizable for
     tax .........................................................        32,483         40,184
                                                                      ----------     ----------
          Total deferred tax liabilities .........................        48,593         56,034
Deferred tax assets:
  Net operating loss carryforwards:
     Restricted ..................................................        35,899         29,125
     Other .......................................................        35,108         11,153
Alternative minimum tax credit carryforwards .....................         5,858          5,858
Other ............................................................           986          5,387
                                                                      ----------     ----------
          Total deferred tax assets ..............................        77,851         51,523
Less valuation allowance .........................................       (29,258)       (22,681)
                                                                      ----------     ----------
          Net deferred tax assets ................................        48,593         28,842
                                                                      ----------     ----------
          Net deferred tax liabilities ...........................    $       --     $   27,192
                                                                      ==========     ==========


     At December 31, 2000, the Company had net operating loss carryforwards of $185.4 million for federal income tax purposes, which begin to expire in 2002 if not utilized. Approximately $93.8 million of the loss carryforwards is subject to various limitations under the Internal Revenue Code (including limitations of Section 382 of the Internal Revenue Code), which could result in expiration of the loss carryforwards before utilization.

     During 1999, the Company recorded a net deferred tax liability of $41.6 million and a corresponding increase to goodwill related to a subsidiary's acquisition of Buford Group, Inc.

     Approximately $7.6 million of the total valuation allowance as of December 31, 2000 was previously recorded for certain acquisition net operating loss carryforwards and other acquisition deferred tax assets due to restrictions on their utilization under the tax law and other uncertainties regarding their realization. When, and if, realized, the tax benefit associated with these deferred tax assets will be applied to reduce goodwill and other noncurrent intangibles related to the acquisitions. We believe it is more likely than not that such deferred tax assets will not be utilized in the near term.

11. EMPLOYEE BENEFIT PLAN

     The Company sponsors a defined contribution pension plan, a 401(k) plan. Participation in this plan is available to substantially all employees. Employees may contribute up to 15% of their pay. The Company may match employee contributions for an amount up to 6% of each employee's base salary. Costs of the plan, including the Company's matching contributions, were $428,000, $269,000 and $149,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

12. SEVERANCE COSTS

     In the fourth quarter of 2000, Cable accrued and charged to corporate overhead $1.1 million of termination benefits relating to approximately 200 employees. The affected employees are primarily in administrative functions in office locations that are being closed during 2001. In addition, certain levels of operations management were eliminated. No amounts were paid out in 2000 nor were there other adjustments to the accrued benefits. No employees had been terminated as of December 31, 2000.

13. SETTLEMENT OF CLAIMS

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

14. COMMITMENTS AND CONTINGENCIES

LEASE ARRANGEMENTS

     The Company, as an integral part of its cable operations, has entered into short-term lease contracts for microwave service, pole use and office space. At December 31, 2000, future minimum lease payments were $539,000 in 2001, $442,000 in 2002, $395,000 in 2003, $339,000 in 2004, $152,000 in 2005 and $477,000
thereafter. Rent expense was $4,068,000, $2,230,000 and $1,285,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

LITIGATION

     The Company is involved in various legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

15. RELATED PARTY TRANSACTIONS

     In accordance with various provisions of executive management's employment agreements, the Company made payments totaling approximately $5 million in relation to the Buford acquisition and change of control that resulted from the Brera equity investment. All payments to management were treated as a current period cost in the third quarter of 1999.

     In connection with the Buford acquisition, the Company paid a transaction fee of $300,000 to The Austin Advisory, a financial consulting firm in which a former member of executive management is a principal.

     In July 1998, the Company paid all outstanding principal and accrued interest balances on various subordinated debt agreements held by affiliates of the Company. The debt bore interest at 7.5% and 15% and the amount paid was $397,000 and $4,061,000, respectively.

16. QUARTERLY FINANCIAL SUMMARY

                      (in thousands, except per share data)
                                   (unaudited)


                                                                 March 31          June 30       September 30     December 31
          --------------------------------------------------------------------------------------------------------------------
          2000
          Revenues ......................................      $   43,303       $   47,117       $   46,081       $   45,848

          Operating loss ................................          (2,556)          (3,348)          (4,481)          (8,455)
          Net loss before extraordinary item ............         (10,628)         (11,864)         (12,505)         (17,229)
          Net loss ......................................         (25,395)         (11,864)         (12,505)         (17,229)
          Basic and diluted loss per share ..............           (1.46)           (0.67)           (0.71)           (0.97)


          1999
          Revenues ......................................          20,122           20,260           33,936           40,087
          Operating loss ................................            (893)            (677)          (7,021)          (2,909)
          Net loss before extraordinary item* ...........          (8,322)          (8,225)         (19,785)          (3,437)
          Net loss* .....................................          (8,322)          (8,225)         (26,417)            (898)
          Basic and diluted loss per share* .............           (2.96)           (2.89)           (3.23)           (0.08)

----------
    * Includes a fourth quarter 1999 adjustment of $10.5 million related to the income tax benefit in the third quarter due to a change in the estimate related to the purchase accounting of the Buford acquisition.

17. SUBSEQUENT EVENT

     In February 2001, Cable borrowed an additional $19.5 million on its revolver.

    INDEX TO CONDENSED FINANCIAL INFORMATION OF CLASSIC COMMUNICATIONS, INC.
                                   SCHEDULE I


CLASSIC COMMUNICATIONS, INC.
  Condensed Financial Information
     Report of Independent Accountants ...................................      S-2
     Condensed Balance Sheets as of December 31, 2000 and 1999 ...........      S-3
     Condensed Statements of Operations for the years
      ended December 31, 2000, 1999, and 1998 ............................      S-4
     Condensed Statements of Cash Flows for the years
      ended December 31, 2000, 1999, and 1998 ............................      S-5
     Notes to Condensed Financial Statements .............................      S-6

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Classic Communications, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 2, 2001, which included an explanatory paragraph regarding the Company's ability to continue as a going concern, appearing in this Annual Report on Form 10-K of Classic Communications, Inc. and its subsidiaries, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Austin, Texas
March 2, 2001

                          CLASSIC COMMUNICATIONS, INC.
                                   SCHEDULE I
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        DECEMBER 31
                                                                  -------------------------
                                                                     2000            1999
                                                                  ---------       ---------
Assets
Cash and cash equivalents ..................................      $      --       $  82,533
Investment in and advances to affiliates ...................        120,710         158,180
Deferred financing costs, net ..............................             --           2,558
Deferred taxes, net ........................................             --           1,773
                                                                  ---------       ---------
        Total assets .......................................      $ 120,710       $ 245,044
                                                                  =========       =========

Liabilities and Stockholders' Equity
Liabilities:
  Amounts due to subsidiary ................................      $     691       $     908
  Accrued interest .........................................             --             449
  Long-term debt, net ......................................             --          70,705
                                                                  ---------       ---------
     Total liabilities .....................................            691          72,062
Stockholders' equity:
  Class A voting common stock ..............................            105              95
  Class B voting common stock ..............................             72              75
  Nonvoting common stock ...................................              2               2
  Additional paid-in capital ...............................        306,703         292,036
  Unearned compensation ....................................           (644)             --
  Accumulated deficit ......................................       (186,219)       (119,226)
                                                                  ---------       ---------
     Total stockholders' equity ............................        120,019         172,982
                                                                  ---------       ---------
        Total liabilities and stockholders' equity .........      $ 120,710       $ 245,044
                                                                  =========       =========

                             See accompanying notes.

                          CLASSIC COMMUNICATIONS, INC.
                                   SCHEDULE I
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                        YEAR ENDED DECEMBER 31
                                                               --------------------------------------
                                                                 2000           1999           1998
                                                               --------       --------       --------
Interest expense ........................................      $   (535)      $ (9,574)      $ (3,754)
Interest in loss of subsidiary ..........................       (51,372)       (36,061)       (26,700)
                                                               --------       --------       --------
Loss before income taxes and extraordinary item .........       (51,907)       (45,635)       (30,454)
Income tax benefit (expense) ............................        (5,820)         1,773           (409)
                                                               --------       --------       --------
Loss before extraordinary item ..........................       (57,727)       (43,862)       (30,863)
Extraordinary loss on extinguishments of debt ...........        (9,266)            --             --
                                                               --------       --------       --------
Net loss ................................................      $(66,993)      $(43,862)      $(30,863)
                                                               ========       ========       ========

                             See accompanying notes

                          CLASSIC COMMUNICATIONS, INC.
                                   SCHEDULE I
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31
                                                                   ---------------------------------------
                                                                     2000            1999           1998
                                                                   --------       ---------       --------
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities .........      $   (184)      $     551       $    265
INVESTING ACTIVITIES
Capital contribution to subsidiary ..........................            --              --        (22,764)
                                                                   --------       ---------       --------
Net cash provided by (used in) investing activities .........            --              --        (22,764)
FINANCING ACTIVITIES
Proceeds from long-term debt ................................            --              --         59,981
Repayments of long-term debt ................................       (72,479)             --            (16)
Repayments of subordinated indebtedness .....................            --              --         (4,458)
Repayment of promissory notes ...............................            --              --           (650)
Financing costs .............................................          (265)           (551)        (2,527)
Redemption of preferred stock ...............................            --              --        (29,756)
Sales of common stock, net of offering costs ................           660         261,712             50
Repurchase of common stock ..................................            --              --           (125)
Capital contribution to Classic Cable .......................            --        (179,179)            --
Payment of premium on redeemed notes ........................       (10,265)             --             --
                                                                   --------       ---------       --------
Net cash provided by (used in) financing activities .........       (82,349)         81,982         22,499
                                                                   --------       ---------       --------
Increase (decrease) in cash and cash equivalents ............       (82,533)         82,533             --
Cash and cash equivalents at beginning of year ..............        82,533              --             --
                                                                   --------       ---------       --------
Cash and cash equivalents at end of year ....................      $     --       $  82,533       $     --
                                                                   ========       =========       ========


                             See accompanying notes.

                          CLASSIC COMMUNICATIONS, INC.
                                   SCHEDULE I
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

2. GOING CONCERN UNCERTAINTIES

    The Company's wholly-owned subsidiary, Classic Cable ("Cable"), has debt service requirements increasing from approximately $58 million in 2001 to $60 million in 2002 and remaining at this level through 2006. Debt covenants dictate that Cable maintain certain ratios related to debt balances and operating results in addition to limiting the amount that can be used for capital expenditures. As discussed below, Cable's ability to meet these covenants in 2001 will most likely require an amendment to its senior credit facility.

    Cable has not generated earnings sufficient to cover its fixed charges, however, in the past the Company and Cable have generated cash and obtained financing sufficient to meet their debt service, working capital, capital expenditure and acquisition requirements. In light of Cable's existing fixed charges requirements and capital expenditure plan, the Company and/or Cable will be required to obtain additional financing or complete certain asset transactions to be able to generate funds sufficient to service Cable's obligations and continue the Company's current business plan. There can be no assurance that either the Company or Cable will be able to obtain sufficient financing, or, if they were able to do so, that the terms would be favorable.

    Despite prior amendments and waivers to the financial covenants in the senior credit facility, the Company expects that additional changes to the covenants will be necessary. The Company is in the process of negotiating with Cable's senior lending group to obtain both an amendment and certain waivers to the current senior credit facility. These amendments will likely result in, among other matters, the termination of the unused revolving loan commitment; a significant shortening of the maturity dates for the revolving loans and term loans; and a resetting of the financial covenants for a time period that may not extend beyond December 31, 2001. If the financial covenants are not reset or compliance with the covenants is not waived, particularly with respect to the total debt to operating income ratio, Cable could default under the senior credit facility. If such default were to occur, the lenders could take actions that would adversely impact the liquidity, financial condition and results of operations, including accelerating the amounts due under the credit facility and causing cross-defaults under Cable's public indentures. If Cable's debt were accelerated under the current senior credit agreement, neither the Company nor Cable would have sufficient liquidity to meet the obligations as they become due. Accordingly, Cable would be required to refinance all or a portion of its indebtedness on or before maturity. In such event, there is no assurance that the Company or Cable will be able to refinance any of the indebtedness on commercially reasonable terms or at all.

    In light of the Company's current liquidity position and the ongoing negotiation with Cable's senior lenders, the Company is diligently working to arrange up to a maximum of $148.5 million of new senior debt financing for Cable. This new senior debt financing will require the prior approval of Cable's senior lending group, which has not yet been obtained. In connection with this fund raising effort, the Company has had discussions with its largest stockholder, Brera Classic, LLC, with respect to a potential commitment to provide approximately $35 million of this new senior facility. The Company is also considering other alternatives to improve its liquidity position, including the sale of certain of its small cable systems which would also require additional waivers or amendments to the senior credit facility.

    If the Company is unable to arrange additional financing or improve its liquidity position by some other means, there is serious doubt that the Company will be able to continue its operations as they are currently conducted. Such events would materially and adversely affect its business, financial condition and result of operations and could require the Company to sell significant assets or discontinue certain operations.

3. LONG-TERM DEBT

     Balances of amounts outstanding under the Company's debt agreement is as follows (in thousands):


                                                  DECEMBER 31
                                            --------------------------
                                               2000           1999
                                            -----------      ---------
13.25% senior discount notes .........      $        --      $ 114,000
Unamortized discount .................               --        (43,295)
                                            -----------      ---------
                                            $        --      $  70,705
                                            ===========      =========


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

     The 1999 credit facility of the Company's wholly owned subsidiary, Classic Cable ("Cable"), is collateralized by essentially all the assets of Cable. The Company has no operations of its own. Consequently, it will rely on dividends and cash flow of Cable to meet any debt service obligations. The terms of the credit facility restrict certain activities of Cable, including the incurrence of additional indebtedness and the payment of certain dividends. Accordingly, substantially all the assets and operations of Cable are restricted as to transfer to the Company and may not be available for dividends and/or debt service of the Company.

                                 EXHIBIT INDEX

             EXHIBIT
             NUMBER           DESCRIPTION
             ------           -----------

               2.1    --     Securities Purchase Agreement between Classic Cable, Inc. and
                             Buford Group, Inc. dated as of May 11, 1999 (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on
                             Form S-4 (Registration No. 333-63641)).

               2.2    --     Asset Purchase Agreement, dated as of October 14, 1999, by and between Star Cable Associates and Universal Cable Holdings, Inc.,
                             and Amendment No. 1 thereto, dated February 16, 2000 (incorporated by reference to Exhibit 2 of the Company's Current Report on Form
                             8-K filed February 29, 2000, Commission File No. 1-15427).

               3.1    --     Amended and Restated Certificate of Incorporation of Classic
                             Communications, Inc., dated as of December 9, 1999. (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form
                             10-K for the fiscal year ended December 31, 1999, Commission File
                             No. 1-15427).

               3.2    --     Amended and Restated Bylaws of Classic Communications, Inc.
                             (incorporated by reference to Exhibit 3.2 of the Company's Annual
                             Report on Form 10-K for the fiscal year ended December 31, 1999,
                             Commission File No. 1-15427).

               4.1    --     Form of certificate evidencing shares of Class A voting common stock (incorporated by reference to Exhibit 4.1 of the Company's
                             Registration Statement on Form S-1/A, Registration No. 333-89295).

               4.2    --     Purchase Agreement, dated July 21, 1999, by and among Classic
                             Cable, Inc. and Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette
                             Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith
                             Incorporated (incorporated by reference to Exhibit 10.16 of the
                             Company's Registration Statement on Form S-4, Registration No.
                             333-63641).

               4.3    --     Exchange and Registration Rights Agreement, dated July 28, 1999, by and between Classic Cable, Inc. and Goldman, Sachs & Co.,
                             Donaldson, Lufkin & Jenrette Securities Corporation and Merrill
                             Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.17 of the Company's Registration Statement
                             on Form S-4, Registration No. 333-63641).

               4.4    --     Indenture for $150,000,000 9.375% Senior Subordinated Notes due
                             2009, dated as of July 28, 1999 between Classic Cable, Inc., as
                             Issuer, the Guarantors listed on Schedule 1 thereto, and Chase Bank of Texas, National Association, as Trustee (incorporated by reference to Exhibit 10.18 of the Company's Registration Statement
                             on Form S-4, Registration No. 333-63641).

               4.5    --     Indenture for $225,000,000 10 1/2% Senior Subordinated Notes
                             due 2010, dated as of February 16, 2000, among Classic Cable, Inc., as Issuer, and the Subsidiary Guarantors listed on Schedule 1 thereto, and Chase Bank of Texas, National Association, as


                             Trustee (incorporated by reference to Exhibit 4.9 to Classic Cable, Inc.'s S-4 dated April 14, 2000,
                             Registration No. 333-34850).

               4.6    --     Form of Global 9.375% Senior Subordinated Note due 2009
                             (incorporated by reference to Exhibit 10.19 of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).

               4.7    --     Form of Global 10 1/2% Senior Subordinated Note due 2010
                             (incorporated by reference to Exhibit 4.10 to Classic Cable, Inc.'s
                             S-4 dated April 14, 2000, Registration No. 333-34850).

               4.8    --     Registration Rights Agreement dated as of July 29, 1998, by and between Classic Communications, Inc. and Merrill Lynch, Pierce,
                             Fenner & Smith Incorporated (incorporated by reference to Exhibit
                             4.3A of the Company's Registration Statement on Form S-4,
                             Registration No. 333-63641).

               4.9    --     Shareholder and Registration Rights Agreement, dated as of July 29,
                             1998, by and among Classic Communications, Inc. and Certain
                             Stockholders and Merrill Lynch, Pierce, Fenner & Smith Incorporated
                             (incorporated by reference to Exhibit 4.3B of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).

               4.10   --     First Supplemental Indenture, dated as of July 28, 1999, between
                             Classic Cable, Inc., as Issuer, the Subsidiary Guarantors named thereon, as Guarantors, and Chase Bank of Texas, National
                             Association, as Trustee (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4, Registration
                             No. 333-63641).

               4.11   --     Amended and Restated Stockholders' Agreement, dated as of December
                             13, 1999, by and among Classic Communications, Inc., Brera Classic,
                             LLC and the additional parties named therein (incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form
                             10-K for the fiscal year ended December 31, 1999, Commission File
                             No. 1-15427).


               4.12   --     Amended and Restated Registration Rights Agreement, dated as of
                             December 13, 1999, by and among Classic Communications, Inc., Brera
                             Classic, LLC and the additional parties named therein (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form
                             10-K for the fiscal year ended December 31, 1999, Commission File
                             No. 1-15427).

               4.13   --     Exchange and Registration Rights Agreement, dated February 16,
                             2000, by and among Classic Cable, Inc., Goldman Sachs & Co.,
                             Merrill Lynch and Co., Chase Securities, Inc. and Donaldson, Lufkin
                             & Jenrette (incorporated by reference to Exhibit 4.11 to Classic
                             Cable, Inc.'s S-4 dated April 14, 2000, Registration No. 333-34850).

               10.1   --     Employment Agreement dated as of July 29, 1999 by and between
                             Classic Cable, Inc. and Ronald W. Martin (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form
                             S-1, Registration No. 333-89295).

               10.2   --     Employment Agreement dated as of July 29, 1999 by and between
                             Classic Cable, Inc. and Elizabeth Kay Monigold. (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement
                             on Form S-1, Registration No. 333-89295).

               10.3   --     Employment Agreement dated as of July 28, 1999 by and between
                             Classic Communications, Inc., Classic Cable, Inc. and J. Merritt
                             Belisle. (incorporated by reference to Exhibit 10.3 of the
                             Company's Registration Statement on Form S-4, Registration No.
                             333-63641).

               10.4   --     Employment Agreement dated as of July 28, 1999 by and between
                             Classic Communications, Inc., Classic Cable, Inc. and Steven E.
                             Seach. (incorporated by reference to Exhibit 10.4 of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).

               10.5   --     Employment Agreement dated as of April 24, 2000 by and between
                             Classic Communications, Inc., Classic Cable, Inc. and Dale R.
                             Bennett (incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the fiscal quarter ended September 30,
                             2000, Commission File No. 1-15427).

               10.6   --     Employment Agreement dated as of November 3, 2000 by and between
                             Classic Communications, Inc., Classic Cable, Inc. and Daniel J.
                             Pike.

               10.7   --     Employment Agreement dated as of September 11, 2000 by and between
                             Classic Communications, Inc., Classic Cable, Inc. and Todd Cruthird.

               10.8   --     Consulting Agreement dated as of December 21, 2000 among Classic
                             Communications, Inc., Classic Cable, Inc., J. Merritt Belisle, and
                             The Black Creek Group.


               10.9   --     Separation of Employment agreement dated as of January 26, 2001 by and between Classic Communications, Inc., Classic Cable, Inc., and
                             Steven E. Seach.

               10.10  --     Termination Agreement dated as of January 15, 2001 by and between
                             Classic Communications, Inc. and Ronald W. Martin.

               10.11  --     Services agreement dated as of January 18, 2001 by and between
                             Classic Communications, Inc. and James A. Kofalt.

               10.12  --     Amended and Restated Credit Agreement dated July 28, 1999 among
                             Classic Cable, Inc., as Borrower, the Lenders Parties thereto,
                             Goldman Sachs Credit Partners, L.P., as Lead Arranger and
                             Syndication Agent, and The Chase Manhattan Bank, as Documentation
                             Agent, and Union Bank of California, N.A., as Administrative Agent.
                             (incorporated by reference to Exhibit 10.6 of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).

               10.13  --     Amendment and Waiver No. 1 to the Amended and Restated Credit
                             Agreement dated November 15, 1999 among Classic Cable, Inc., as
                             Borrower, the Lenders Parties thereto, Goldman Sachs Credit
                             Partners, L.P., as Lead Arranger and Syndication Agent, and The
                             Chase Manhattan Bank, as Documentation Agent, and Union Bank of
                             California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form
                             10-K for the fiscal year ended December 31, 1999, Commission File
                             No. 1-15427).

               10.14  --     Amended and Restated Credit Agreement dated January 31, 2000 among
                             Classic Cable, Inc., as Borrower, the Lenders Parties thereto,
                             Goldman Sachs Credit Partners, L.P., as Lead Arranger and
                             Syndication Agent, and The Chase Manhattan Bank, as Documentation
                             Agent, and Union Bank of California, N.A., as Administrative Agent
                             (incorporated by reference to Exhibit 10.15 of the Company's Annual
                             Report on Form 10-K for the fiscal year ended December 31, 1999,
                             Commission File No. 1-15427).

               10.15  --     Amendment and Waiver No. 3 to the Amended and Restated Credit
                             Agreement dated September 29, 2000 among Classic Cable, Inc., as
                             Borrower, the Lenders Parties thereto, Goldman Sachs Credit
                             Partners, L.P., as Lead Arranger and Syndication Agent, and The
                             Chase Manhattan Bank, as Documentation Agent, and Union Bank of
                             California, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission File No.
                             1-15427).

               10.16  --     Facilities Commitment Letter, dated June 24, 1999, between Classic
                             Cable, Inc. and Goldman Sachs Credit Partners L.P. (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement
                             on Form S-4, Registration No. 333-63641).


               10.17  --     Asset Purchase Agreement dated May 14, 1998 by and between Cable
                             One, Inc. and Black Creek Communications, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement
                             on Form S-4, Registration No. 333-63641).

               10.18  --     Assignment of Asset Purchase Agreement dated June 19, 1998.
                             (incorporated by reference to Exhibit 10.8(b) of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).

               10.19  --     Amendment No. 1 to Asset Purchase Agreement dated July 15, 1998.
                             (incorporated by reference to Exhibit 10.8(c) of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).

               10.20  --     1996 Restricted Stock Award Plan of Classic Communications, Inc.
                             (incorporated by reference to Exhibit 10.9 of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).

               10.21  --     1998 Restricted Stock Award Plan of Classic Communications, Inc.
                             (incorporated by reference to Exhibit 10.10 of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).

               10.22   --    Restricted Stock Award Agreement dated July 29, 1998 by and between
                             J. Merritt Belisle and Classic Communications, Inc. (incorporated by reference to Exhibit 10.10(a) of the Company's Registration
                             Statement on Form S-4, Registration No. 333-63641).

               10.23   --    Restricted Stock Award Agreement dated July 29, 1998 by and between
                             Steven E. Seach and Classic Communications, Inc. (incorporated by reference to Exhibit 10.10(b) of the Company's Registration
                             Statement on Form S-4, Registration No. 333-63641).

               10.24  --     Form of Stock Option Agreement relating to August 25, 1999 and
                             December 7, 1999 grants (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission File No. 1-15427).

               10.25  --     Classic Communications, Inc. 1999 Omnibus Stock Incentive Plan, as
                             amended.

               10.26  --     Investment Agreement dated as of May 24, 1999 between Brera
                             Classic, LLC and Classic Communications, Inc. (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement
                             on Form S-4, Registration No. 333-63641).

               10.27  --     Management and Advisory Fee Agreement dated May 24, 1999
                             (incorporated by reference to Exhibit 10.12 of the Company's
                             Registration Statement on Form S-4, Registration No. 333-63641).


               10.28  --     Employee Loan/Stock Purchase Incentive Plan of Classic
                             Communications, Inc. (incorporated by reference to Exhibit 10.3 of the Company's report on Form 10-Q for the fiscal quarter ended
                             September 30, 2000, Commission File No. 1-15427).

               21.1   --     Subsidiaries of Classic Communications, Inc.

               23.1   --     Consent of PricewaterhouseCoopers LLP