Form 10-Q
period 2001-03-31
CLASSIC COMMUNICATIONS INC
filed 2001-05-15
CIK 1069602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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



                           6151 PALUXY ROAD BUILDING A
                               TYLER, TEXAS 75703
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


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

         As of May 4, 2001, there were 10,585,572 shares of Class A Voting Common Stock, 7,149,792 shares of Class B Voting Common Stock and 56,928 shares of Nonvoting Common Stock outstanding.

                          CLASSIC COMMUNICATIONS, INC.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1     Financial Statements
           Consolidated Balance Sheets (Unaudited).....................................................  4
           Consolidated Statements of Operations (Unaudited)...........................................  5
           Consolidated Statements of Cash Flows (Unaudited)...........................................  6
           Notes to Consolidated Financial Statements (Unaudited)......................................  7
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations....... 10
Item 3     Quantitative and Qualitative Disclosures About Market Risk.................................. 16

PART II - OTHER INFORMATION

Item 1     Legal Proceedings........................................................................... 17
Item 2     Changes in Securities and Use of Proceeds................................................... 17
Item 3     Defaults Upon Senior Securities............................................................. 17
Item 4     Submission of Matters to a Vote of Security Holders......................................... 17
Item 5     Other Information........................................................................... 17
Item 6     Exhibits and Reports on Form 8-K............................................................ 17

SIGNATURES............................................................................................. 18

                                   ----------

This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2001. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Classic," "we," "us" and "our" refer to Classic Communications, Inc. and its subsidiaries.

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

     o    statements regarding future financing transactions;

     o statements regarding our plans to obtain waivers and amendments to our current financing arrangements;

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          Classic Communications, Inc.

                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                                       MARCH 31,     DECEMBER 31,
                                                                         2001            2000
                                                                     ------------    ------------
Assets
Cash and cash equivalents ........................................   $      7,902    $     19,056
Accounts receivable, net .........................................         12,831          13,446
Prepaid expenses .................................................            624             283
Deferred financing costs, net ....................................         19,167          19,772
Investment in cable television systems:
  Inventory ......................................................         16,835          13,929
  Property, plant and equipment ..................................        387,558         373,817
  Less accumulated depreciation ..................................       (109,451)        (98,364)
                                                                     ------------    ------------
    Property, plant and equipment, net ...........................        278,107         275,453
  Intangible assets:
    Customer relationships .......................................        200,666         200,666
    Franchise marketing rights ...................................        204,744         204,744
    Noncompete agreements ........................................         28,375          28,375
    Goodwill .....................................................        110,070         109,927
                                                                     ------------    ------------
                                                                          543,855         543,712
    Less accumulated amortization ................................       (155,185)       (141,715)
                                                                     ------------    ------------
    Intangible assets, net .......................................        388,670         401,997
                                                                     ------------    ------------
      Total investment in cable television systems ...............        683,612         691,379
                                                                     ------------    ------------
         Total assets ............................................   $    724,136    $    743,936
                                                                     ============    ============

Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable ...............................................   $     12,798    $     10,290
  Subscriber deposits and unearned income ........................          7,872           7,649
  Other accrued expenses .........................................         19,062          30,377
  Accrued interest ...............................................          7,871          16,565
  Long-term debt, net ............................................        578,532         559,036
                                                                     ------------    ------------
        Total liabilities ........................................        626,135         623,917
Stockholders' equity:
 Preferred stock: $.01 par value; 10,000,000 shares authorized,
  none issued and outstanding ....................................             --              --
 Class A voting common stock: $.01 par value; 120,000,000
  shares authorized; issued and outstanding: 2001-- 10,531,881
  and 2000-- 10,411,494 ..........................................            105             105
 Class B voting common stock, convertible to Class A voting
  common stock: $.01 par value; 45,000,000 shares authorized;
  issued and outstanding:  2001--7,196,680 and 2000 --
  7,203,311                                                                    72              72
 Nonvoting common stock, convertible to voting common stock:
  $.01 par value; 7,500,000 shares authorized;
  issued and outstanding: 2001-- 63,731 and 2000-- 177,487 .......              1               2
  Additional paid-in capital .....................................        306,703         306,703
  Unearned compensation ..........................................           (595)           (644)
  Accumulated deficit ............................................       (208,285)       (186,219)
                                                                     ------------    ------------
        Total stockholders' equity ...............................         98,001         120,019
                                                                     ------------    ------------
        Total liabilities and stockholders' equity ...............   $    724,136    $    743,936
                                                                     ============    ============


                 See notes to consolidated financial statements.

                          Classic Communications, Inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                      THREE MONTHS ENDED
                                                          MARCH 31
                                                ----------------------------
                                                    2001            2000
                                                ------------    ------------

Revenues ....................................   $     46,032    $     43,303
Operating expenses:
  Programming ...............................         15,584          13,210
  Plant and operating .......................          5,487           4,344
  General and administrative ................          5,243           7,036
  Marketing and advertising .................          1,099             879
  Corporate overhead ........................          1,156             599
  Depreciation and amortization .............         24,699          19,791
                                                ------------    ------------
          Total operating expenses ..........         53,268          45,859
                                                ------------    ------------
Loss from operations ........................         (7,236)         (2,556)
Interest expense ............................        (15,017)        (14,195)
Other income (expense) ......................            187           1,077
                                                ------------    ------------
Loss before income taxes and
  extraordinary item ........................        (22,066)        (15,674)
Income tax benefit ..........................             --           5,046
                                                ------------    ------------
Loss before extraordinary item ..............        (22,066)        (10,628)
Extraordinary loss on extinguishment of
  debt, net of taxes of $7,010 ..............             --         (14,767)
                                                ------------    ------------
Net loss ....................................   $    (22,066)   $    (25,395)
                                                ============    ============
Basic and diluted loss per share:
Loss per share before extraordinary item ....   $               $      (0.61)
                                                                       (1.24)
Extraordinary loss on extinguishment of .....             --           (0.85)
                                                ------------    ------------
  debt
Loss per share ..............................   $      (1.24)   $      (1.46)
                                                ============    ============


                 See notes to consolidated financial statements.

                          Classic Communications, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                  THREE MONTHS ENDED MARCH 31
                                                                  ----------------------------
                                                                      2001            2000
                                                                  ------------    ------------
OPERATING ACTIVITIES
Net loss ......................................................   $    (22,066)   $    (25,395)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Provision for doubtful accounts ...........................          1,128             836
    Depreciation ..............................................         11,229           8,252
    Amortization of intangibles ...............................         13,470          11,539
    Amortization of deferred financing costs ..................            605             578
    Discount accretion on long-term debt ......................             --             507
    Non-cash compensation .....................................             49              --
    Deferred tax benefit ......................................             --         (12,056)
    Loss on sale/disposal of property, plant and equipment ....             58              --
    Extraordinary loss ........................................             --          21,777
    Changes in working capital, net of acquisition amounts:
     Change in accounts receivable ............................           (513)         (2,614)
     Change in prepaid expenses ...............................           (341)         (1,076)
     Change in other accruals and payables ....................          1,790          (1,260)
     Change in accrued interest ...............................         (8,694)         (2,207)
                                                                  ------------    ------------
Net cash provided by (used in) operating activities ...........         (3,285)         (1,119)

INVESTING ACTIVITIES
Acquisition of cable television systems .......................             --        (113,592)
Purchases of inventory ........................................        (13,281)             --
Purchases of property, plant and equipment ....................        (14,346)        (11,618)
Proceeds from sales of property, plant and equipment ..........            405              --
Payments for other intangibles ................................           (143)           (237)
                                                                  ------------    ------------
Net cash provided by (used in) investing activities ...........        (27,365)       (125,447)

FINANCING ACTIVITIES
Proceeds from long-term debt ..................................         19,500         225,000
Repayments of long-term debt ..................................             (4)       (208,939)
Financing costs ...............................................             --          (7,505)
Payment of premium on redeemed notes ..........................             --         (10,265)
                                                                  ------------    ------------
Net cash provided by (used in) financing activities ...........         19,496          (1,709)
                                                                  ------------    ------------
Increase (decrease) in cash and cash equivalents ..............        (11,154)       (128,275)
Cash and cash equivalents at beginning of period ..............         19,056         168,388
                                                                  ------------    ------------
Cash and cash equivalents at end of period ....................   $      7,902    $     40,113
                                                                  ============    ============

Non-cash financing activities:
Stock issued as partial payment for cable television purchase     $         --    $     13,889



                 See notes to consolidated financial statements.

                          Classic Communications, Inc.
                   Notes to Consolidated Financial Statements
                              As of March 31, 2001


1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Classic Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in our Form 10-K.

         Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

2. GOING CONCERN UNCERTAINTIES

         The Company's sole direct subsidiary is Classic Cable, Inc. ("Cable"). Cable has debt service requirements increasing from approximately $58 million in 2001 to $60 million in 2002 and remaining at this level through 2006. Debt covenants dictate that Cable maintain certain ratios related to debt balances and operating results in addition to limiting the amount that can be used for capital expenditures. As discussed below, Cable's ability to meet these covenants in 2001 will most likely require an amendment to its senior credit facility.

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

         As of March 31, 2001, Cable was not in compliance with certain financial covenants specified in its credit facility. The Company is in the process of negotiating with Cable's senior lending group to obtain both an amendment and certain waivers to the current senior credit facility. These amendments will likely result in, among other matters, the termination of the unused revolving loan commitment; a significant shortening of the maturity dates for the revolving loans and term loans; and a resetting of the financial covenants for a time period that may not extend beyond December 31, 2001. If the financial covenants are not reset or compliance with the covenants is not waived, particularly with respect to the total debt to operating income ratio, Cable will default under the senior credit facility. If such default were to occur, the lenders could take actions that would adversely impact the liquidity, financial condition and results of operations, including accelerating the amounts due under the credit facility and causing cross-defaults under Cable's public indentures. If Cable's debt were accelerated under the current senior credit agreement, neither the Company nor Cable would have sufficient liquidity to meet the obligations as they become due. Accordingly, Cable would be required to refinance all or a portion of its indebtedness on or before maturity. In such event, there is no assurance that the Company or Cable will be able to refinance any of the indebtedness on commercially reasonable terms or at all.

         On May 9, 2001, Cable signed a commitment letter with Credit Suisse First Boston and Brera Classic II, LLC, an affiliate of Brera Capital Partners Limited Partnership, to provide $75 million of senior second secured loans. This credit facility, with the consent of the initial lenders, can be expanded up to a total size of $148.5 million. The senior second secured loans will require the prior approval of Cable's senior lending group, which has not yet been obtained.

The Company is also considering other alternatives to improve its liquidity position, including the sale of certain of its small cable systems which would also require additional waivers or amendments to the senior credit facility.

         Cable has recently received a letter from the holders of the 9.875% senior subordinated notes, which asserts that Cable is in default of certain covenants with respect to unspecified incurrences of indebtedness by Cable. The Company firmly believes that Cable is not in default of these covenants.

         If the Company is unable to arrange additional financing or improve its liquidity position by some other means, there is serious doubt that the Company will be able to continue its operations as they are currently conducted. Such events would materially and adversely affect its business, financial condition and results of operations and could require the Company to sell significant assets or discontinue certain operations.

3. INCOME TAXES

         The effective tax rates for the three months ended March 31, 2001 and 2000 differ from the statutory rates primarily due to the impact of permanent differences and increases in the valuation allowance on deferred tax assets. We believe it is more likely than not that such deferred tax assets will not be utilized in the near term.

4. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                      THREE MONTHS END MARCH 31
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------

Loss before extraordinary item ...................   $    (22,066)   $    (10,628)
Extraordinary loss ...............................             --         (14,767)
                                                     ------------    ------------
Net loss .........................................   $    (22,066)   $    (25,395)
                                                     ============    ============
Weighted-average shares outstanding ..............         17,792          17,441
Less unvested portion of restricted stock ........            (64)             --
                                                     ------------    ------------
Adjusted weighted-average shares outstanding .....         17,728          17,441
                                                     ============    ============
Basic and diluted loss per share:
Loss per share before extraordinary item .........   $      (1.24)   $      (0.61)
Extraordinary loss on extinguishment of debt .....             --           (0.85)
                                                     ------------    ------------
Loss per share ...................................   $      (1.24)   $      (1.46)
                                                     ============    ============

         Warrants to purchase 153,210 shares of common stock at $.001 per share outstanding at March 31, 2001 and 2000 were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive. Options to purchase 2,446,748 and 1,716,996 shares of common stock at a weighted average exercise price of $13.85 and $19.88 per share at March 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive.

5. STAR ACQUISITION

         In February 2000, a wholly owned subsidiary purchased substantially all of the assets of Star Cable Associates ("Star"), which operates cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $111 million in cash and 555,555 shares of our Class A Voting Common Stock. The purchase was financed from proceeds of the $225 million private debt offering of 10.5% Senior Subordinated Notes due 2010 and available cash of Cable. The acquisition was accounted for using the purchase method and, accordingly, the operating results of the systems acquired have been included in our consolidated financial statements since the date of acquisition.

         The following summarized unaudited pro forma financial information for the three months ended March 31, 2000 assumes the Star acquisition, the related financing, and other changes to our debt structure had occurred on January 1, 2000. The following pro forma information is not necessarily indicative of the results that would have occurred had the transactions been completed at the beginning of the period indicated, nor is it indicative of future operating results (in thousands, except per share data):

                                                 THREE MONTHS
                                                ENDED MARCH 31,
                                                     2000
                                                ---------------
Revenues ......................................   $     46,458
Loss before extraordinary item ................         (9,971)
Net loss ......................................        (15,472)
Basic and diluted loss per share:
Loss  per  share  before  extraordinary item...          (0.56)
Loss per share ................................          (0.87)

6. LONG-TERM DEBT

         Our long-term debt consists of the following as of March 31, 2001 (in thousands):

1999 credit facility:
  Revolver .........................   $     35,500
  Term loan B ......................         86,842
  Term loan C ......................         78,158
10.5% Senior Subordinated Notes ....        225,000
9.375% Senior Subordinated Notes ...        150,000
9.875% Senior Subordinated Notes ...          3,000
Other ..............................             32
                                       ------------
                                       $    578,532
                                       ============

         In February 2001, Cable borrowed an additional $19.5 million on its revolver.

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

         As of March 31, 2001, the Company was not in compliance with certain financial covenants specified in its credit facility. The Company and the lenders are currently negotiating a waiver of such violations.

7. SEVERANCE COSTS

         During the first quarter of 2001, the Company paid severance benefits of $615,000, all of which were accrued during 2000, to 115 employees. There were no other adjustments to the accrued benefits.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the "Risk Factors" below for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "anticipates," "considering," "believe," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2000.

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

         In order to fund these acquisitions and our capital expenditure programs, we have raised a significant amount of funds through the sale of debt and equity securities and bank borrowings. We have raised approximately $261 million in net proceeds from the sale of $100 million of common stock to Brera Classic, LLC in July 1999 and the sale of approximately $181 million of common stock in our initial public offering in December 1999. Since July 1999, we have increased our outstanding indebtedness to approximately $579 million as of March 31, 2001 through the sale by our sole direct subsidiary, Classic Cable, Inc. ("Cable") (including associated debt repurchases) of $150 million of 9.375% senior subordinated notes due 2009 and $225 million of 10.5% senior subordinated notes due 2010 and Cable's borrowings under its senior credit facility of approximately $201 million as of March 31, 2001.

GENERAL

         REVENUES. Revenues are primarily attributable to monthly subscription fees charged to subscribers for our basic, premium and digital cable television product offerings. Basic revenues consist of monthly subscription fees for all services, other than digital services and premium programming, as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per channel basis. Digital revenues consist the incremental revenues over and above our full basic revenues for digital based programming. In addition, other revenues are derived from:

          o Installation and reconnection fees charged to basic subscribers to commence or reinstate service;

          o    pay-per-view charges;

          o    late payment fees;

          o    advertising revenues; and

          o commissions related to the sale of merchandise by home shopping services.

         At March 31, 2001, our collective systems served approximately 375,000 basic subscribers, 219,000 premium subscribers and 31,000 digital subscribers. We have a basic penetration rate of approximately 52%, a premium penetration rate of approximately 58% and a digital penetration rate of approximately 9%. The table below sets forth the percentage of our total revenues attributable to the various sources for the year ended March 31, 2001:

                         QUARTER ENDED
                           MARCH 31,
                              2001
Basic                             81%
Premium                            9%
Digital                            3%
Data                              --%
Other                              7%
                            ---------
Total revenues                   100%
                            =========

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

         The following discussion pertains to our results of operations and financial condition for the three months ended March 31, 2001 and 2000.

THREE MONTHS ENDED MARCH 31, 2001 VS. MARCH 31, 2000

         Revenues increased $2.7 million, or 6%, in 2001. Revenues increased primarily due to increased subscribers resulting from acquisitions and basic rate increases. The Star acquisition added approximately 57,000 subscribers in February 2000. There was a rate increase of approximately 8% affecting substantially all of our customers in February 2001, resulting in an increase in basic revenues per subscriber of 4.1% from $31.42 to $32.70 period to period. We have historically increased rates in February in order to offset increases in operating costs such as programming which occur primarily in January of each year.

         Operating expenses increased $7.4 million, or 16%, in 2001. Programming expenses increased $2.4 million due to the continued escalation in rates charged by programming vendors, the addition of new channels to our existing channel lineups as well as an increase in the subscriber base over the same period in 2000. Plant and operating and general and administrative expenses decreased
$0.7 million, or

8%, as a result of the assimilation of our acquisitions from 2000. Depreciation and amortization expense in 2001 was $24.7 million, an increase of $4.9 million over the same period in 2000. The increase represents the effect of acquisitions and capital expenditures.

         Interest expense increased $0.8 million, or 6%, in 2001. This increase is primarily the result of the debt issued in conjunction with the Star acquisition.

         Other income decreased $0.9 million in 2001. This decrease is primarily the result of decreased interest income on cash reserves.

         The income tax benefit was $5.0 million in 2000. No income tax benefit was recognized in 2001. The effective tax rates for 2001 and 2000 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

         In January 2000, the senior discount notes were redeemed resulting in an extraordinary loss on early redemption of $13.3 million ($9.3 million, net of taxes). In February 2000, the 1999 credit facility was amended resulting in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

         As a result of the above described fluctuations in our results of operations and extraordinary losses recognized in connection with the 2000 financing of debt, the net loss of $22.1 million in 2001 decreased by $3.3 million, as compared to the net loss of $25.4 million in 2000.

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

         For the three months ended March 31, 2000 and 2001, cash used in operating activities totaled $1.1 million and $3.3 million, respectively; cash used for investing activities totaled $125.4 million (including $111 million related to the Star acquisition) and $27.4 million, respectively. Cash provided by financing activities was $19.5 million for the three months ending March 31, 2001. For the three months ending March 31, 2000, cash used in financing activities was $1.7 million. The Company's aggregate outstanding borrowings as of March 31, 2001 were $579 million.

         For the three months ended March 31, 2000 and 2001, EBITDA totaled $17.2 million and $17.5 million, respectively.

         Capital expenditures (excluding Star acquisition) for the three months ended March 31, 2000 and 2001 were approximately $11.6 million and $14.3 million, respectively. This increase was primarily due to cable plant rebuilds and upgrades to expand our digital product offerings.

         The Company expects to incur approximately $56.0 million in capital expenditures in 2001.

         In February 2001, Cable borrowed an additional $19.5 million on its revolver.

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

         As of March 31, 2001, Cable was not in compliance with certain financial covenants specified in its credit facility. We are in the process of negotiating with Cable's senior lending group to obtain both an amendment and certain waivers to its current senior credit facility. These amendments will likely result in, among other matters, the termination of the unused revolving loan commitment; a significant shortening of the maturity dates for the revolving loans and term loans; and a resetting of the financial covenants for a time period that may not extend beyond December 31, 2001. If the financial covenants are not reset or compliance with the covenants is not waived, particularly with respect to the total debt to operating income ratio, Cable will default under the senior credit facility. If such default were to occur, the lenders could take actions that would adversely impact the liquidity, financial condition and results of operations, including accelerating the amounts due under the credit facility and causing cross-defaults under Cable's public indentures. If Cable's debt were accelerated under the current senior credit agreement, Cable would not have sufficient liquidity to meet its obligations as they become due. Accordingly, Cable would be required to refinance all or a portion of its indebtedness on or before maturity. In such event, we cannot assure you that Cable will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

         On May 9, 2001, Cable signed a commitment letter with Credit Suisse First Boston and Brera Classic II, LLC, an affiliate of Brera Capital Partners Limited Partnership, to provide $75 million of senior second secured loans. This credit facility, with the consent of the initial lenders, can be expanded up to a total size of $148.5 million. The senior second secured loans will require the prior approval of Cable's senior lending group, which has not yet been obtained. The Company is also considering other alternatives to improve its liquidity position, including the sale of certain of its small cable systems which would also require additional waivers or amendments to the senior credit facility.

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

         Cable has recently received a letter from the holders of the 9.875% senior subordinated notes, which asserts that Cable is in default of certain covenants with respect to unspecified incurrences of indebtedness by Cable. We firmly believe that Cable is not in default of these covenants.

INTANGIBLES

         At March 31, 2001, we have recorded net intangible assets of $389 million, 54% of total assets. These assets arose during the acquisition of cable systems throughout our history. These intangible assets are amortized over their estimated useful lives. We review the valuation and amortization periods of these intangibles on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of the intangible assets.

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

         Our total debt as of March 31, 2001 was approximately $579 million. Our interest expense for the quarter ended March 31, 2001 was $15 million.

         This high level of debt and our debt service obligations could have material consequences, including:

          o we may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes;

          o we may need to use a large portion of our revenues to pay interest on borrowings under the senior credit facility and our senior subordinated notes, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

          o some of our debt has a variable rate of interest, which may expose us to the risk of increased interest rates;

          o we may be more vulnerable to economic downturns and adverse developments in our business;

          o we may be less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services;

          o we may be at a disadvantage when compared to those of our competitors that have less debt; and

          o    we may not be able to implement our strategy.

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

         THE TERMS OF OUR INDEBTEDNESS COULD MATERIALLY LIMIT OUR FINANCIAL AND OPERATING FLEXIBILITY.

         Several of the covenants contained in our indentures and our subsidiary credit facilities could materially limit our financial and operating flexibility by restricting, among other things, our ability to:

          o    incur additional indebtedness;

          o    create liens and other encumbrances;

          o pay dividends and make other payments, investments, loans and guarantees;

          o    enter into transactions with related parties;

          o sell or otherwise dispose of assets and merge or consolidate with another entity;

          o    repurchase or redeem capital stock or debt;

          o    pledge assets; and

          o    issue capital stock.

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

         WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NASDAQ NATIONAL
MARKET.

         Our common stock is currently listed on the Nasdaq National Market. We must satisfy a number of requirements to maintain its listing on the Nasdaq National Market, including maintaining a minimum bid price (for prescribed periods of time) for our common stock of $1.00 per share. As of May 4, 2001, the closing price for our Class A common stock was $1.20. If the common stock loses its Nasdaq National Market status, it may adversely affect the marketability of our common stock.

         BRERA CLASSIC HAS THE ABILITY TO CONTROL MATTERS ON WHICH CLASSIC'S STOCKHOLDERS MAY VOTE.

         We have two classes of voting common stock - Class A common stock, which carries one vote per share, and Class B common stock which carries ten votes per share. As of December 31, 2000, holders of Class B common stock control approximately 87% of the voting power of our outstanding common stock. Brera Classic owns approximately 90% of our Class B common stock. As a result, Brera Classic controls us and has the ability to elect the majority of our directors. The board, in turn, may appoint new senior management and decide which matters will be submitted to our stockholders for approval. These actions include adopting amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets. The interests of Brera Classic and its respective affiliates may conflict with the interests of the holders of Class A common stock.

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

         (a) Exhibits.

             None

         (b) Reports on Form 8-K.

             None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           CLASSIC COMMUNICATIONS, INC.


Date: May 15, 2001         /s/ JIMMIE TAYLOR
                           -----------------------
                           Jimmie Taylor
                           Chief Financial Officer