Form 10-Q
period 2001-06-30
CLASSIC COMMUNICATIONS INC
filed 2001-08-14
CIK 1069602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. { X } Yes { } No

   As of July 30, 2001, there were 10,585,572 shares of Class A Voting Common Stock, 7,149,792 shares of Class B Voting Common Stock and 56,928 shares of
                      Nonvoting Common Stock outstanding.

                          CLASSIC COMMUNICATIONS, INC.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----

PART I - FINANCIAL INFORMATION

Item 1     Financial Statements
           Consolidated Balance Sheets (Unaudited).......................................................4
           Consolidated Statements of Operations (Unaudited).............................................5
           Consolidated Statements of Cash Flows (Unaudited).............................................6
           Notes to Consolidated Financial Statements (Unaudited)........................................7
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations........11
Item 3     Quantitative and Qualitative Disclosures About Market Risk...................................18

PART II - OTHER INFORMATION

Item 1     Legal Proceedings............................................................................19
Item 2     Changes in Securities and Use of Proceeds....................................................19
Item 3     Defaults Upon Senior Securities..............................................................19
Item 4     Submission of Matters to a Vote of Security Holders..........................................19
Item 5     Other Information............................................................................19
Item 6     Exhibits and Reports on Form 8-K.............................................................19

SIGNATURES .............................................................................................20

                                   ----------

This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2001. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Classic," "we," "us" and "our" refer to Classic Communications, Inc. and its subsidiaries.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          Classic Communications, Inc.

                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                                       JUNE 30,       DECEMBER 31,
                                                                        2001             2000
                                                                     ------------     ------------
Assets
Cash and cash equivalents .......................................    $      3,287     $     19,056
Accounts receivable, net ........................................          13,875           13,446
Prepaid expenses ................................................           1,387              283
Deferred financing costs, net ...................................          18,567           19,772
Investment in cable television systems:
  Inventory .....................................................          12,351           13,929
  Property, plant and equipment .................................         407,998          373,817
  Less accumulated depreciation .................................        (121,281)         (98,364)
                                                                     ------------     ------------
    Property, plant and equipment, net ..........................         286,717          275,453
  Intangible assets:
    Customer relationships ......................................         200,666          200,666
    Franchise marketing rights ..................................         204,744          204,744
    Noncompete agreements .......................................          24,900           28,375
    Goodwill ....................................................         110,070          109,927
                                                                     ------------     ------------
                                                                          540,380          543,712
    Less accumulated amortization ...............................        (165,218)        (141,715)
                                                                     ------------     ------------
    Intangible assets, net ......................................         375,162          401,997
                                                                     ------------     ------------
      Total investment in cable television systems ..............         674,230          691,379
                                                                     ------------     ------------
         Total assets ...........................................    $    711,346     $    743,936
                                                                     ============     ============

Liabilities and Stockholders' Equity
Liabilities:
  Accounts payable ..............................................    $     13,885     $     10,290
  Subscriber deposits and unearned income .......................           7,658            7,649
  Other accrued expenses ........................................          23,034           30,377
  Accrued interest ..............................................          18,762           16,565
  Long-term debt, net ...........................................         578,530          559,036
                                                                     ------------     ------------
        Total liabilities .......................................         641,869          623,917
Stockholders' equity:
 Preferred stock: $.01 par value; 10,000,000 shares
  authorized, none issued and outstanding .......................              --               --
 Class A voting common stock: $.01 par value; 120,000,000
  shares authorized; issued and outstanding: 2001--
  10,585,572 and 2000-- 10,411,494 ..............................             106              105
 Class B voting common stock, convertible to Class A voting
  common stock: $.01 par value; 45,000,000 shares
  authorized; issued and outstanding: 2001--
  7,149,792 and 2000-- 7,203,311 ................................              71               72
 Nonvoting common stock, convertible to voting common
  stock: $.01 par value; 7,500,000 shares authorized;
  issued and outstanding: 2001-- 56,928 and 2000-- 177,487 ......               1                2
 Additional paid-in capital .....................................         306,703          306,703
 Unearned compensation ..........................................            (547)            (644)
 Accumulated deficit ............................................        (236,857)        (186,219)
                                                                     ------------     ------------
        Total stockholders' equity ..............................          69,477          120,019
                                                                     ------------     ------------
        Total liabilities and stockholders' equity ..............    $    711,346     $    743,936
                                                                     ============     ============


                See notes to consolidated financial statements.

                          Classic Communications, Inc.

                     Consolidated Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)




                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    JUNE 30                      JUNE 30
                                           -------------------------     -------------------------
                                              2001           2000           2001           2000
                                           ----------     ----------     ----------     ----------

Revenues ..............................    $   46,114     $   47,117     $   92,146     $   90,420
Operating expenses:
  Programming .........................        15,607         14,259         31,191         27,469
  Plant and operating .................         5,942          5,409         11,413          9,753
  General and administrative ..........         6,283          6,629         11,536         13,665
  Marketing and advertising ...........           815            906          1,920          1,785
  Corporate overhead ..................         4,512            911          5,668          1,510
  Depreciation and amortization .......        25,351         22,351         50,050         42,142
                                           ----------     ----------     ----------     ----------
          Total operating expenses ....        58,510         50,465        111,778         96,324
                                           ----------     ----------     ----------     ----------
Loss from operations ..................       (12,396)        (3,348)       (19,632)        (5,904)
Interest expense ......................       (16,253)       (14,123)       (31,270)       (28,318)
Other income (expense) ................            77            562            264          1,639
                                           ----------     ----------     ----------     ----------
Loss before income taxes and
  extraordinary item ..................       (28,572)       (16,909)       (50,638)       (32,583)
Income tax benefit ....................            --          5,045             --         10,091
                                           ----------     ----------     ----------     ----------
Loss before extraordinary item ........       (28,572)       (11,864)       (50,638)       (22,492)
Extraordinary loss on
  extinguishment of debt, net of
  taxes of $7,010 in 2000 .............            --             --             --        (14,767)
                                           ----------     ----------     ----------     ----------
Net loss ..............................    $  (28,572)    $  (11,864)    $  (50,638)    $  (37,259)
                                           ==========     ==========     ==========     ==========
Basic and diluted loss per share:
Loss per share before
  extraordinary item ..................    $    (1.61)    $    (0.67)    $    (2.86)    $    (1.28)
Extraordinary loss on
  extinguishment of debt ..............            --             --             --          (0.84)
                                           ----------     ----------     ----------     ----------
Loss per share ........................    $    (1.61)    $    (0.67)    $    (2.86)    $    (2.12)
                                           ==========     ==========     ==========     ==========


                See notes to consolidated financial statements.

                          Classic Communications, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                    SIX MONTHS ENDED JUNE 30
                                                                                    -------------------------
                                                                                       2001           2000
                                                                                    ----------     ----------
OPERATING ACTIVITIES
Net loss .......................................................................    $  (50,638)    $  (37,259)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Provision for doubtful accounts ............................................         2,966          1,706
    Depreciation ...............................................................        23,072         17,926
    Amortization of intangibles ................................................        26,978         24,216
    Amortization of deferred financing costs ...................................         1,205          1,079
    Discount accretion on long-term debt .......................................            --            507
    Non-cash compensation ......................................................            97             --
    Deferred tax benefit .......................................................            --        (17,101)
    Loss on sale/disposal of property, plant and equipment .....................            47             --
    Extraordinary loss .........................................................            --         21,777
    Changes in working capital, net of acquisition amounts:
     Change in accounts receivable .............................................        (3,395)        (4,444)
     Change in prepaid expenses ................................................        (1,104)        (1,459)
     Change in other accruals and payables .....................................         6,635          3,564
     Change in accrued interest ................................................         2,197          6,711
                                                                                    ----------     ----------
Net cash provided by (used in) operating activities ............................         8,060         17,223

INVESTING ACTIVITIES
Acquisition of cable television systems ........................................            --       (113,592)
Purchases of inventory .........................................................        (8,797)            --
Purchases of property, plant and equipment .....................................       (34,788)       (25,341)
Proceeds from sales of property, plant and equipment ...........................           405             --
Payments for other intangibles .................................................          (143)        (1,194)
                                                                                    ----------     ----------
Net cash provided by (used in) investing activities ............................       (43,323)      (140,127)

FINANCING ACTIVITIES
Proceeds from long-term debt ...................................................        19,500        225,000
Repayments of long-term debt ...................................................            (6)      (208,944)
Financing costs ................................................................            --         (7,958)
Payment of premium on redeemed notes ...........................................            --        (10,265)
                                                                                    ----------     ----------
Net cash provided by (used in) financing activities ............................        19,494         (2,167)
                                                                                    ----------     ----------
Increase (decrease) in cash and cash equivalents ...............................       (15,769)      (125,071)
Cash and cash equivalents at beginning of period ...............................        19,056        168,388
                                                                                    ----------     ----------
Cash and cash equivalents at end of period .....................................    $    3,287     $   43,317
                                                                                    ==========     ==========

Non-cash financing activities:
Stock issued as partial payment for cable television purchase ..................    $       --     $   13,889



                See notes to consolidated financial statements.

                          Classic Communications, Inc.
                   Notes to Consolidated Financial Statements
                               As of June 30, 2001


1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Classic Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

    For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in our Form 10-K.

    Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

2. GOING CONCERN UNCERTAINTIES

    The Company's sole direct subsidiary is Classic Cable, Inc. ("Cable"). At June 30, 2001, all of the Company's debt was held by Cable. As of June 30, 2001, Cable was not in compliance with certain financial covenants specified in its credit facility. In addition, Cable has not made any of its scheduled interest payments on the credit facility since June 30, 2001. As a result of the default under the credit facility, Cable is prohibited from making interest payments on its Senior Subordinated Notes.

      Due to the default under the credit facility, the lenders can take actions that would adversely impact the liquidity, financial condition and results of operations, including accelerating the amounts due under the credit facility and causing cross-defaults under the indentures governing Cable's Senior Subordinated Notes. If Cable's debt were accelerated under the current senior credit agreement, neither the Company nor Cable would have sufficient liquidity to meet the obligations as they become due. Accordingly, Cable would be required to refinance all or a portion of its indebtedness on or before maturity. In such event, there is no assurance that the Company or Cable will be able to refinance any of the indebtedness on commercially reasonable terms or at all.

     The Company has discontinued negotiations with respect to the potential funding of a $75 million senior second secured loan package. The Company has retained Credit Suisse First Boston Corporation ("CSFB") as a financial advisor to consider options relating to refinancing, raising new capital and restructuring existing debt. In this role, CSFB has begun discussions with Cable's lenders and holders of Cable's subordinated debentures to pursue a consensual restructuring of its debt. The Company continues to pursue other alternatives to improve its liquidity position, including the sale of certain of its small cable systems. These sales would require waivers or amendments to the credit facility. If the Company is unable to execute the actions discussed above in a timely manner, the Company may seek to reorganize utilizing the protections available to it under the federal bankruptcy laws.

    Cable has not generated earnings sufficient to cover its fixed charges. However, in the past, the Company and Cable have generated cash and obtained financing sufficient to meet their debt service, working capital, capital expenditure and acquisition requirements. In light of Cable's existing fixed charges requirements and capital expenditure plan, the Company and/or Cable will be required to obtain additional financing or complete certain asset transactions to be able to generate funds sufficient to service Cable's obligations and continue the Company's current business plan. There can be no assurance that either the Company or Cable will be able to obtain sufficient financing, or, if they were able to do so, that the terms would be favorable.

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

    Due to the Company's lack of sufficient funds, the Company has not made all required payments related to certain agreements with various providers of programming, goods and other services. As a result, the Company is not in compliance with certain of these agreements and may have fines and penalties levied against it or have services discontinued unless the Company can once again comply with the terms of the related agreements. If the Company were to lose certain services related to its customers, it could have an adverse impact on the operations of the Company.

3. INCOME TAXES

    The effective tax rates for the three and six months ended June 30, 2001 and 2000 differ from the statutory rates primarily due to the impact of permanent differences and increases in the valuation allowance on deferred tax assets. We believe it is more likely than not that such deferred tax assets will not be utilized in the near term.

4. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30                      JUNE 30
                                                    -------------------------     -------------------------
                                                       2001           2000           2001           2000
                                                    ----------     ----------     ----------     ----------
Loss before extraordinary item .................    $  (28,572)    $  (11,864)    $  (50,638)    $  (22,492)
Extraordinary loss .............................            --             --             --        (14,767)
                                                    ----------     ----------     ----------     ----------
Net loss .......................................    $  (28,572)    $  (11,864)    $  (50,638)    $  (37,259)
                                                    ==========     ==========     ==========     ==========
Weighted-average shares outstanding ............        17,792         17,728         17,792         17,585
Less unvested portion of restricted stock ......           (52)            --            (58)            --
                                                    ----------     ----------     ----------     ----------
Adjusted weighted-average shares outstanding ...        17,740         17,728         17,734         17,585
                                                    ==========     ==========     ==========     ==========
Basic and diluted loss per share:
Loss per share before extraordinary item .......    $    (1.61)    $    (0.67)    $    (2.86)    $    (1.28)
Extraordinary loss on extinguishment of debt ...            --             --             --          (0.84)
                                                    ----------     ----------     ----------     ----------
Loss per share .................................    $    (1.61)    $    (0.67)    $    (2.86)    $    (2.12)
                                                    ==========     ==========     ==========     ==========

     Warrants to purchase 153,210 shares of nonvoting common stock at $.001 per share outstanding at June 30, 2001 and 2000 were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive. Options to purchase 2,671,748 and 1,716,996 shares of common stock at a weighted average exercise price of $12.74 and $19.88 per share at June 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive.

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

    The following summarized unaudited pro forma financial information for the six months ended June 30, 2000 assumes the Star acquisition, the related financing, and other changes to our debt structure had occurred on January 1, 2000. The following pro forma information is not necessarily indicative of the results that would have occurred had the transactions been completed at the beginning of the period indicated, nor is it indicative of future operating results (in thousands, except per share data):

                                                           SIX MONTHS
                                                              ENDED
                                                            JUNE 30,
                                                              2000
                                                           ----------
Revenues ..............................................    $   93,575
Loss before extraordinary item ........................       (21,131)
Net loss ..............................................       (26,632)
Basic and diluted loss per share:
   Loss per share before extraordinary item ...........         (1.19)
   Loss per share .....................................         (1.50)

6. LONG-TERM DEBT

     The Company's long-term debt consists of the following as of June 30, 2001 (in thousands):

1999 credit facility:
  Revolver..............................    $   35,500
  Term loan B...........................        86,842
  Term loan C...........................        78,158
10.5% Senior Subordinated Notes.........       225,000
9.375% Senior Subordinated Notes........       150,000
9.875% Senior Subordinated Notes........         3,000
Other...................................            30
                                            ----------
                                            $  578,530
                                            ==========

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

    As of June 30, 2001, the Company was not in compliance with certain financial covenants specified in its credit facility.

    The holders of the 9.875% Senior Subordinated Notes have previously asserted that Cable is in default of certain covenants with respect to unspecified incurrences of indebtedness by Cable. The Company believes that Cable is not in default of these covenants.

    See further discussion in footnote 2.

7. SEVERANCE COSTS

    During the first six months of 2001, the Company paid severance benefits of $776,000, all of which were accrued during 2000, to 136 employees. There were no other adjustments to the accrued benefits.

8. STOCKHOLDERS' EQUITY

    The Company has received a letter from the Nasdaq National Market indicating that the Company's Class A voting common stock had failed to maintain a minimum bid price of $1.00 over 30 consecutive trading days. If the price of the stock does not match or exceed $1.00 for at least ten consecutive trading days by September 18, 2001, the Company will be provided with written notification that its securities will be delisted.

9. CORPORATE OVERHEAD

    As discussed in note 2, the Company has been engaged in various negotiations related to potential financing and restructuring transactions. The Company has incurred substantial fees related to the due diligence efforts and commitments related to these potential transactions. During the first and second quarters of 2001, the Company incurred $123,000 and $2,686,000, respectively, related to such activities.

    The Company initiated a reorganization plan in the fourth quarter of 2000. See note 7. Other costs related to the Company's reorganization efforts incurred during the first and second quarters of 2001 were $11,000 and $309,000, respectively.

    In June 2001, the Company forgave certain indebtedness of an officer of the Company. The amount forgiven was $443,000. Other costs incurred related to the forgiveness totaled $325,000.

10. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

    In order to fund these acquisitions and our capital expenditure programs, we have raised a significant amount of funds through the sale of debt and equity securities and bank borrowings. We have raised approximately $261 million in net proceeds from the sale of $100 million of common stock to Brera Classic, LLC in July 1999 and the sale of approximately $181 million of common stock in our initial public offering in December 1999. Since July 1999, we have increased our outstanding indebtedness to approximately $578.5 million as of June 30, 2001 through the sale by our sole direct subsidiary, Classic Cable, Inc. ("Cable") (including associated debt repurchases) of $150 million of 9.375% Senior Subordinated Notes due 2009 and $225 million of 10.5% Senior Subordinated Notes due 2010 and Cable's borrowings under its credit facility of approximately $200.5 million as of June 30, 2001.

GENERAL

    REVENUES. Revenues are primarily attributable to monthly subscription fees charged to subscribers for our basic, premium and digital cable television product offerings. Basic revenues consist of monthly subscription fees for all services, other than digital services and premium programming, as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per channel basis. Digital revenues consist of the incremental revenues over and above our full basic revenues for digital based programming. In addition, other revenues are derived from:

         o Installation and reconnection fees charged to basic subscribers to commence or reinstate service;

         o        pay-per-view charges;

         o        late payment fees;

         o        advertising revenues; and

         o commissions related to the sale of merchandise by home shopping services.

    At June 30, 2001, our collective systems served approximately 377,000 basic subscribers, 235,000 premium subscribers and 42,000 digital subscribers. We have a basic penetration rate of approximately 51.7%, a premium penetration rate of approximately 62.3% and a digital penetration rate of approximately 11.1%. The table below sets forth the percentage of our total revenues attributable to the various sources for the six months ended June 30, 2001 and 2000:

                                                2001           2000
Basic                                               81%            82%
Premium                                              9%            10%
Digital                                              3%             1%
Data                                                --%            --%
Other                                                7%             7%
                                            ----------     ----------
Total revenues                                     100%           100%
                                            ==========     ==========

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

    The following discussion pertains to our results of operations and financial condition for the three and six months ended June 30, 2001 and 2000.

THREE MONTHS ENDED JUNE 30, 2001 VS. JUNE 30, 2000

     Revenues decreased $1.0 million, or 2%, in 2001. Basic subscriber declines of 19,000 were partially mitigated by rate increases implemented in the first quarter of 2001, all of which resulted in basic revenue decline of $0.6 million. Basic revenue per subscriber increased from $32.01 to $33.52. Digital subscribers increased by 35,000 which led to increased revenue of $0.9 million. Premium and other revenue sources declined $1.3 million. Revenue per subscriber increased from $39.21 to $40.87.

     Operating expenses increased $8.0 million, or 16%, in 2001. Programming expenses increased $1.3 million primarily due to increased rates charged by programming vendors. Plant and operating and general and administrative costs increased $0.2 million, or 2%. Capitalization of internal labor and overhead increased as we completed significantly larger numbers of digital service installations as compared to the second quarter of 2000. This positive impact on the expenses was offset by increased labor costs, contract labor and bad debt expense. Corporate overhead increased $3.6 million primarily due to $2.7 million of professional fees incurred in 2001 related to Cable's various financing and restructuring activities. Depreciation and amortization expense in 2001 was $25.4 million, an increase of $3.0 million over the same period in 2000. The increase is due to continuing capital spending on digital services and the utilization of inventory balances.

     Interest expense increased $2.1 million, or 15%, in 2001. The increase is primarily due to higher average debt balances and interest rates in 2001.

     Other income decreased $0.5 million in 2001. This decrease is primarily the result of decreased interest income on cash reserves.

     No income tax benefit was recognized in 2001. The income tax benefit was $5.0 million in 2000. The effective tax rates for 2001 and 2000 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

    As a result of the above described fluctuations in our results of operations, the net loss of $28.6 million in 2001 increased by $16.7 million, as compared to the net loss of $11.9 million in 2000.

SIX MONTHS ENDED JUNE 30, 2001 VS. JUNE 30, 2000

     Revenues increased $1.7 million, or 2%, in 2001. The Star acquisition added approximately 57,000 subscribers in February 2000. Basic subscriber declines in 2001 were partially mitigated by rate increases implemented in the first quarter of 2001, all of which resulted in basic revenue increase of $0.9 million. Digital revenue increased $2.0 million. Premium and other revenue sources declined $1.2 million.

     Operating expenses increased $15.5 million, or 16%, in 2001. Programming expenses increased $3.7 million primarily due to increased rates charged by programming vendors. Plant and operating and general and administrative costs decreased $0.5 million, or 2%. Capitalization of internal labor and overhead increased as we completed significantly larger numbers of digital service installations as compared to the previous year. This positive impact on the expenses was offset by increased labor costs, contract labor and bad debt expense. Corporate overhead increased $4.2 million primarily due to $2.8 million of professional fees incurred in 2001 related to Cable's various financing and restructuring activities. Depreciation and amortization expense in 2001 was $50.1 million, an increase of $7.9 million over the same period in 2000. The increase is due to continuing capital spending on digital services and the utilization of inventory balances.

     Interest expense increased $3.0 million, or 10%, in 2001. The increase is primarily due to higher average debt balances and interest rates in 2001.

     Other income decreased $1.4 million in 2001. This decrease is primarily the result of decreased interest income on cash reserves.

     No income tax benefit was recognized in 2001. The income tax benefit was $10.1 million in 2000. The effective tax rates for 2001 and 2000 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

     In January 2000, the senior discount notes were redeemed resulting in an extraordinary loss on early redemption of $13.3 million ($9.3 million, net of taxes). In February 2000, the 1999 credit facility was amended resulting in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

    As a result of the above described fluctuations in our results of operations and extraordinary losses recognized in connection with the 2000 financing of debt, the net loss of $50.6 million in 2001 increased by $13.4 million, as compared to the net loss of $37.3 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The cable television industry is a capital intensive business that generally requires financing for the upgrade, expansion and maintenance of the technical infrastructure. Historically, we have funded our working capital requirements, capital expenditures and acquisitions through a combination of internally generated funds, long- and short-term borrowings and equity contributions. Our ability to generate cash to meet our future needs will depend generally on our results of operations and the continued availability of external financing.

    For the six months ended June 30, 2001 and 2000, cash provided by operating activities totaled $8.1 million and $17.2 million, respectively. Cash used for investing activities totaled $43.3 million and $140.1 million (including $111 million related to the Star acquisition) for the six months ended June 30, 2001 and 2000, respectively. Cash provided by financing activities was $19.5 million for the six months ending June 30, 2001. For the six months ending June 30, 2000, cash used in financing activities was $2.2 million. The Company's aggregate outstanding borrowings as of June 30, 2001 were $578.5 million.

    For the three months ended June 30, 2001 and 2000, EBITDA totaled $13.0 million and $19.0 million, respectively. EBITDA for the three months ended June 30, 2001 and 2000, before non-cash charges and restructuring and financing related professional fees, was $16.8 million and $19.0 million, respectively. EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity; is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA is included herein because our management believes that EBITDA is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of EBITDA may not be identical to similarly titled measures reported by other companies.

    Capital expenditures (excluding the Star acquisition) for the six months ended June 30, 2001 and 2000 were approximately $34.8 million and $25.3 million, respectively. This increase was primarily due to utilization of equipment for digital services.

    In February 2001, Cable borrowed an additional $19.5 million on its revolver.

    The credit facility is collateralized by a substantial portion of the assets of Cable. We have no operations of our own. Consequently, we will rely on dividends from, and cash flow of, Cable to meet any of our debt service obligations. The terms of the credit facility restrict certain activities of Cable, including the incurrence of additional indebtedness, limits on asset sales, investments, affiliate transactions and the payment of certain dividends.

    At June 30, 2001, all our debt was held by Cable. As of June 30, 2001, Cable was not in compliance with certain financial covenants specified in its credit facility. In addition, Cable has not made any of its scheduled interest payments on the credit facility since June 30, 2001. As a result of the default under the credit facility, Cable is prohibited from making interest payments on its Senior Subordinated Notes.

      Due to the default under the credit facility, the lenders can take actions that would adversely impact the liquidity, financial condition and results of operations, including accelerating the amounts due under the credit facility and causing cross-defaults under the indentures governing Cable's Senior Subordinated Notes. If Cable's debt were accelerated under the current senior credit agreement, neither we nor Cable would have sufficient liquidity to meet the obligations as they become due. Accordingly, Cable would be required to refinance all or a portion of its indebtedness on or before maturity. In such event, there is no assurance that we or Cable will be able to refinance any of the indebtedness on commercially reasonable terms or at all.

    We have discontinued negotiations with respect to the potential funding of a $75 million senior second secured loan package. We have retained Credit Suisse First Boston Corporation ("CSFB") as a financial advisor to consider options relating to refinancing, raising new capital and restructuring existing debt. In this role, CSFB has begun discussions with Cable's lenders and holders of Cable's subordinated debentures to pursue a consensual restructuring of its debt. We continue to pursue other alternatives to improve our liquidity position, including the sale of certain of our small cable systems. These sales would require waivers or amendments to the credit facility. If the Company is unable to execute the actions discussed above in a timely manner, the Company may seek to reorganize utilizing the protections available to it under the federal bankruptcy laws.

    Cable has not generated earnings sufficient to cover its fixed charges. However, in the past, we and Cable have generated cash and obtained financing sufficient to meet their debt service, working capital, capital expenditure and acquisition requirements. In light of Cable's existing fixed charges requirements and capital expenditure plan, we and/or Cable will be required to obtain additional financing or complete certain asset transactions to be able to generate funds sufficient to service Cable's obligations and continue our current business plan. There can be no assurance that either we or Cable will be able to obtain sufficient financing, or, if we are able to do so, that the terms would be favorable.

    If we are unable to arrange additional financing or improve our liquidity position by some other means, there is serious doubt that we will be able to continue our operations as they are currently conducted. Such events would materially and adversely affect our business, financial condition and results of operations and could require us to sell significant assets or discontinue certain operations.

    Due to our lack of sufficient funds, we have not made all required payments related to certain agreements with various providers of programming, goods and other services. As a result, we are not in compliance with certain of these agreements and may have fines and penalties levied against us or have services discontinued unless we can once again comply with the terms of the related agreements. If we were to lose certain services related to our customers, it could have an adverse impact on our operations.

    The holders of the 9.875% Senior Subordinated Notes have previously asserted that Cable is in default of certain covenants with respect to unspecified incurrences of indebtedness by Cable. We believe that Cable is not in default of these covenants.

    We have received a letter from the Nasdaq National Market indicating that our Class A voting common stock had failed to maintain a minimum bid price of $1.00 over 30 consecutive trading days. If the price of the stock does not match or exceed $1.00 for at least ten consecutive trading days by September 18, 2001, we will be provided with written notification that this stock will be delisted.

INTANGIBLES

     At June 30, 2001, we have recorded net intangible assets of $375.2 million, 53% of total assets. These assets arose during the acquisition of cable systems throughout our history. These intangible assets are amortized over their estimated useful lives. We review the valuation and amortization periods of these intangibles on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value or revised useful life. No events or circumstances have occurred to warrant a diminished fair value or reduction in the useful life of the intangible assets.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

    We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position.

RISK FACTORS

    WE HAVE HAD A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO REPORT NET LOSSES FOR THE FORESEEABLE FUTURE.

    We have grown rapidly and have a limited history of operating our current cable systems, which may make it difficult for you to evaluate our performance. We acquired a substantial portion of our operations in 1999 and early 2000. In addition, the Star and Buford acquisitions more than doubled the number of subscribers served by our cable systems. As a result, you have limited information upon which to evaluate our performance in managing our current cable systems, and our historical financial information may not be indicative of the future results we can achieve with our cable systems.

    WE HAVE SUBSTANTIAL EXISTING DEBT AND MAY INCUR SUBSTANTIAL ADDITIONAL DEBT, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO OBTAIN FINANCING IN THE FUTURE AND REQUIRE OUR OPERATING SUBSIDIARIES TO APPLY A SUBSTANTIAL PORTION OF THEIR CASH FLOW TO DEBT SERVICE.

    Our total debt as of June 30, 2001 was approximately $578.5 million. Our interest expense for the quarter ended June 30, 2001 was $16.3 million.

    This high level of debt and our debt service obligations could have material consequences, including:

         o we may have difficulty borrowing money for working capital, capital expenditures, acquisitions or other purposes;

         o we may need to use a large portion of our revenues to pay interest on borrowings under the credit facility and our Senior Subordinated Notes, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

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

    A DEFAULT UNDER OUR INDENTURES OR OUR CREDIT FACILITY COULD RESULT IN AN ACCELERATION OF OUR INDEBTEDNESS.

    The indentures governing our Senior Subordinated Notes and the credit facility contain numerous financial and operating covenants. The breach of any of these covenants will result in a default under the applicable indenture or the senior credit agreement which could result in the indebtedness under our indentures or agreements becoming immediately due and payable. As of June 30, 2001, we were in default under the senior credit agreement. No notification of acceleration has been received. We are also currently prohibited from making interest payments on the Senior Subordinated Notes. If such payments are not made within thirty days of the due date, we will be in default under the applicable indenture.

    THE TERMS OF OUR INDEBTEDNESS COULD MATERIALLY LIMIT OUR FINANCIAL AND OPERATING FLEXIBILITY.

    Several of the covenants contained in our indentures and our credit facility materially limit our financial and operating flexibility by restricting, among other things, our ability to:

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

    WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NASDAQ NATIONAL MARKET.

    Our common stock is currently listed on the Nasdaq National Market. We must satisfy a number of requirements to maintain its listing on the Nasdaq National Market, including maintaining a minimum bid price (for prescribed periods of time) for our common stock of $1.00 per share. As of July 30, 2001, the closing price for our Class A common stock was $0.28. If the price of the stock does not match or exceed $1.00 for at least ten consecutive trading days by September 18, 2001, we will be provided with written notification that our securities will be delisted. If our common stock is delisted from the Nasdaq National Market, it may adversely affect the marketability of our common stock.

    BRERA CLASSIC HAS THE ABILITY TO CONTROL MATTERS ON WHICH CLASSIC'S STOCKHOLDERS MAY VOTE.

    We have two classes of voting common stock - Class A common stock, which carries one vote per share, and Class B common stock which carries ten votes per share. As of December 31, 2000, holders of Class B common stock control approximately 87% of the voting power of our outstanding common stock. Brera Classic owns approximately 91% of our Class B common stock. As a result, Brera Classic controls us and has the ability to elect the majority of our directors. The board, in turn, may appoint new senior management and decide which matters will be submitted to our stockholders for approval. These actions include adopting amendments to our certificate of incorporation and approving mergers or sales of substantially all of our assets. The interests of Brera Classic and its respective affiliates may conflict with the interests of the holders of Class A common stock.

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

    WE COULD LOSE ACCESS TO CERTAIN SERVICES OR BE UNABLE TO ACQUIRE NEEDED GOODS, WHICH COULD HAVE AN ADVERSE IMPACT ON OUR OPERATIONS.

    Due to our lack of sufficient funds, we have not made all required payments related to certain agreements with various providers of programming, goods and other services. As a result, we are not in compliance with certain of these agreements and may have fines and penalties levied against us or have services discontinued unless we can once again comply with the terms of the related agreements. If we were to lose certain services related to our customers, it could have an adverse impact on our operations.

    IF WE CANNOT MATERIALLY IMPROVE OUR PRESENT LIQUIDITY POSITION IN THE VERY NEAR FUTURE, WE WILL EITHER SEEK TO RESTRUCTURE OUR EXISTING INDEBTEDNESS OR, IF NECESSARY, SEEK TO REORGANIZE UTILIZING THE PROTECTIONS AVAILABLE TO US UNDER THE FEDERAL BANKRUPTCY LAWS.

    Such events would materially and adversely affect our business, financial condition and results of operations and could require us to sell significant assets or discontinue certain operations.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    As of June 30, 2001, we were in default under the senior credit agreement. We are also currently prohibited from making interest payments on the Senior Subordinated Notes. If such payments are not made within thirty days of the due date, we will be in default under the applicable indenture.

    See notes 2 and 6 to the consolidated financial statements in Part 1 of this Form 10-Q and "Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding these defaults. Such information is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CLASSIC COMMUNICATIONS, INC.


Date: August 14, 2001                /s/ JIMMIE TAYLOR
                                     --------------------------------------
                                     Jimmie Taylor
                                     Chief Financial Officer