Form 10-Q
period 2001-09-30
CLASSIC COMMUNICATIONS INC
filed 2001-11-27
CIK 1069602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         As of October 31, 2001, there were 10,618,392 shares of Class A Voting Common Stock, 7,116,972 shares of Class B Voting Common Stock and 56,928 shares of Nonvoting Common Stock outstanding.

                          CLASSIC COMMUNICATIONS, INC.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
                                TABLE OF CONTENTS


                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1     Financial Statements
           Consolidated Balance Sheets (Unaudited)...................................................... 4
           Consolidated Statements of Operations (Unaudited)............................................ 5
           Consolidated Statements of Cash Flows (Unaudited)............................................ 6
           Notes to Consolidated Financial Statements (Unaudited)....................................... 7
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations....... 11
Item 3     Quantitative and Qualitative Disclosures About Market Risk.................................. 15

PART II - OTHER INFORMATION

Item 1     Legal Proceedings........................................................................... 16
Item 2     Changes in Securities and Use of Proceeds................................................... 16
Item 3     Defaults Upon Senior Securities............................................................. 16
Item 4     Submission of Matters to a Vote of Security Holders......................................... 16
Item 5     Other Information........................................................................... 16
Item 6     Exhibits and Reports on Form 8-K............................................................ 16

SIGNATURES............................................................................................. 17

                                   ----------

This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2001. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Classic," "we," "us" and "our" refer to Classic Communications, Inc. and its subsidiaries.

You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. The statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements. These statements include, but are not limited to:

     o  statements regarding our bankruptcy proceedings;
     o  statements regarding future financing transactions;
     o statements regarding our plans to obtain waivers and amendments to our current financing arrangements;
     o statements regarding our planned capital expenditures and system upgrades; and
     o statements regarding the offering of video and Internet access on our systems.

Forward-looking statements generally can also be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause such or contribute to such differences include, but are not limited to:

     o the uncertainties and/or potential delays associated with our bankruptcy proceedings;
     o the uncertainties and/or potential delays associated with integrating past and future acquisitions;
     o our ability to acquire additional cable systems on terms favorable to us;
     o the passage of legislation or court decisions adversely affecting the cable industry;

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          Classic Communications, Inc.

                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                     2001               2000
                                                                                 -------------      ------------
      Assets
      Cash and cash equivalents ............................................     $         130      $     19,056
      Accounts receivable, net .............................................            11,923            13,446
      Prepaid expenses .....................................................             1,916               283
      Deferred financing costs, net ........................................            17,967            19,772
      Investment in cable television systems:
        Inventory ..........................................................            10,532            13,929
        Property, plant and equipment ......................................           374,963           373,817
        Less accumulated depreciation ......................................          (125,538)          (98,364)
                                                                                 -------------      ------------
          Property, plant and equipment, net ...............................           249,425           275,453
        Intangible assets:
          Customer relationships ...........................................            85,378           200,666
          Franchise marketing rights .......................................            77,137           204,744
          Noncompete agreements ............................................            24,900            28,375
          Goodwill .........................................................            30,386           109,927
                                                                                 -------------      ------------
                                                                                       217,801           543,712
          Less accumulated amortization ....................................           (16,008)         (141,715)
                                                                                 -------------      ------------
          Intangible assets, net ...........................................           201,793           401,997
                                                                                 -------------      ------------
            Total investment in cable television systems ...................           461,750           691,379
                                                                                 -------------      ------------
               Total assets ................................................     $     493,686      $    743,936
                                                                                 =============      ============

      Liabilities and Stockholders' Equity (Deficit)
      Liabilities:
        Accounts payable ...................................................     $      16,451      $     10,290
        Subscriber deposits and unearned income ............................             8,204             7,649
        Other accrued expenses .............................................            22,817            30,377
        Accrued interest ...................................................            33,300            16,565
        Long-term debt, net ................................................           578,526           559,036
                                                                                 -------------      ------------
              Total liabilities ............................................           659,298           623,917
      Stockholders' equity (deficit):
       Preferred stock: $.01 par value; 10,000,000 shares authorized,
         none issued and outstanding .......................................                --                --
       Class A voting common stock: $.01 par value; 120,000,000
         shares authorized; issued and outstanding: 2001 -- 10,618,392
         and 2000 -- 10,411,494 ............................................               106               105
       Class B voting common stock, convertible to Class A voting common stock: $.01 par value; 45,000,000 shares authorized;
         issued and outstanding:  2001 -- 7,116,972 and 2000 --
         7,203,311 .........................................................                71                72
       Nonvoting common stock, convertible to voting common
         stock: $.01 par value; 7,500,000 shares authorized; issued and
         outstanding: 2001-- 56,928 and 2000 -- 177,487 ....................                 1                 2
       Additional paid-in capital ..........................................           306,703           306,703
       Unearned compensation ...............................................              (499)             (644)
       Accumulated deficit .................................................          (471,994)         (186,219)
                                                                                 -------------      ------------
              Total stockholders' equity (deficit) .........................          (165,612)          120,019
                                                                                 -------------      ------------
              Total liabilities and stockholders' equity (deficit) .........     $     493,686      $    743,936
                                                                                 =============      ============


                See notes to consolidated financial statements.

                          Classic Communications, Inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 30                    SEPTEMBER 30
                                            --------------------------      --------------------------
                                               2001            2000            2001            2000
                                            ----------      ----------      ----------      ----------
Revenues ..............................     $   44,338      $   46,081      $  136,484      $  136,501
Operating expenses:
  Programming .........................         15,667          14,371          46,858          41,840
  Plant and operating .................          7,322           4,930          18,735          14,683
  General and administrative ..........          9,872           6,559          21,408          20,224
  Marketing and advertising ...........            957             845           2,877           2,630
  Corporate overhead ..................          4,056           1,154           9,724           2,664
  Depreciation and amortization .......         25,888          22,703          75,938          64,845
  Asset impairment ....................        199,613              --         199,613              --
                                            ----------      ----------      ----------      ----------
          Total operating expenses ....        263,375          50,562         375,153         146,886
                                            ----------      ----------      ----------      ----------
Loss from operations ..................       (219,037)         (4,481)       (238,669)        (10,385)
Interest expense ......................        (16,065)        (13,540)        (47,335)        (41,858)
Other income (expense) ................            (35)            470             229           2,109
                                            ----------      ----------      ----------      ----------
Loss before income taxes and
  extraordinary item ..................       (235,137)        (17,551)       (285,775)        (50,134)
Income tax benefit ....................            --.           5,046              --          15,137
                                            ----------      ----------      ----------      ----------
Loss before extraordinary item ........       (235,137)        (12,505)       (285,775)        (34,997)
Extraordinary loss on
  extinguishment of debt, net of
  taxes of $7,010 in 2000 .............             --              --              --         (14,767)
                                            ----------      ----------      ----------      ----------
Net loss ..............................     $ (235,137)     $  (12,505)     $ (285,775)     $  (49,764)
                                            ==========      ==========      ==========      ==========
Basic and diluted loss per share:
Loss per share before
  extraordinary item ..................     $   (13.25)     $    (0.71)     $   (16.11)     $    (1.98)
Extraordinary loss on
  extinguishment of debt ..............             --              --              --           (0.84)
                                            ----------      ----------      ----------      ----------
Loss per share ........................     $   (13.25)     $    (0.71)     $   (16.11)     $    (2.82)
                                            ==========      ==========      ==========      ==========


                See notes to consolidated financial statements.

                          Classic Communications, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                               --------------------------------
                                                                                   2001                2000
                                                                               ------------        ------------
OPERATING ACTIVITIES
Net loss ...............................................................       $   (285,775)       $    (49,764)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Provision for doubtful accounts ....................................              7,749               2,975
    Depreciation .......................................................             35,329              27,699
    Amortization of intangibles ........................................             40,356              37,146
   Impairment charge ...................................................            199,613                  --
    Amortization of deferred financing costs ...........................              1,805               1,607
    Discount accretion on long-term debt ...............................                 --                 507
    Non-cash compensation ..............................................                145                  80
    Deferred tax benefit ...............................................                 --             (22,147)
   Loss on sale/disposal of property, plant and equipment ..............                130                  --
    Extraordinary loss .................................................                 --              21,777
    Changes in working capital, net of acquisition amounts:
     Change in accounts receivable .....................................             (6,226)             (6,018)
     Change in prepaid expenses ........................................             (1,633)               (602)
     Change in other accruals and payables .............................              9,527               5,291
     Change in accrued interest ........................................             16,735              (4,074)
                                                                               ------------        ------------
Net cash provided by (used in) operating activities ....................             17,755              14,477

INVESTING ACTIVITIES
Acquisition of cable television systems ................................                 --            (112,845)
Purchases of inventory .................................................             (6,978)             (2,613)
Purchases of property, plant and equipment .............................            (49,576)            (46,575)
Proceeds from sales of property, plant and equipment ...................                526                  --
Payments for other intangibles .........................................               (143)             (2,201)
                                                                               ------------        ------------
Net cash provided by (used in) investing activities ....................            (56,171)           (164,234)

FINANCING ACTIVITIES
Proceeds from long-term debt ...........................................             19,500             225,000
Repayments of long-term debt ...........................................                (10)           (208,950)
Financing costs ........................................................                 --              (8,092)
Payment of premium on redeemed notes ...................................                 --             (10,265)
                                                                               ------------        ------------
Net cash provided by (used in) financing activities ....................             19,490              (2,307)
                                                                               ------------        ------------
Increase (decrease) in cash and cash equivalents .......................            (18,926)           (152,064)
Cash and cash equivalents at beginning of period .......................             19,056             168,388
                                                                               ------------        ------------
Cash and cash equivalents at end of period .............................       $        130        $     16,324
                                                                               ============        ============

Non-cash financing activities:
Stock issued as partial payment for cable television purchase ..........       $         --        $     13,889



                See notes to consolidated financial statements.

                          Classic Communications, Inc.
                   Notes to Consolidated Financial Statements
                            As of September 30, 2001


1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Classic Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

    For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Form 10-K.

    Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

2. BANKRUPTCY PROCEEDINGS

    On November 13, 2001, the Company and all of its wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). The Company and each of its debtor subsidiaries continue to manage their businesses as a debtor-in-possession. As debtors-in-possession, management is authorized to operate the businesses, but may not engage in transactions outside the ordinary course of business unless approved by the Court. After the Chapter 11 filings, the Company obtained several Court orders authorizing the payment of certain pre-petition liabilities (such as employee wages and benefits and programming fees) and taking certain actions designed to preserve the going concern value of the business and thereby enhance the reorganization prospects.

    These financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and payment of post-petition liabilities in the ordinary course of business. As a result of the Chapter 11 filings, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be settled for amounts recorded. After negotiations with various parties in interest, the Company expects to present a plan of reorganization to restructure its obligations. The proposed plan of reorganization could change the amounts reported in the financial statements and cause a material change in the carrying amount of assets and liabilities. Future financial statements will be prepared in accordance with the AICPA's Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7). SOP 90-7 requires segregating pre-petition liabilities that are subject to compromise and identifying all transactions and events that are directly associated with the reorganization of the Company. A significant portion of the liabilities recorded at September 30, 2001 are expected to be subject to compromise. Also in accordance with SOP 90-7, after the filing date, interest will no longer be accrued on any unsecured and undersecured debt.

    Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by the Company at the filing date are stayed and other pre-petition contractual obligations may not be enforced against the Company. In addition, the Company has the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. The Company is in the process of preparing and submitting the schedules setting forth the Company's assets and liabilities as of the filing date as reflected in the accounting records. The amounts of claims filed by creditors could be significantly different from the amounts recorded by the Company. Due to material uncertainties, it is not possible to predict the length of time the Company will operate under Chapter 11 protection, the outcome of the proceedings in general, whether the Company will continue to operate under its current organizational structure, the effect of the proceedings on the Company's businesses or the recovery by creditors and equity holders of the Company.

    An interim order of the Court approved a $30 million secured super-priority debtor-in-possession revolving credit agreement ("Credit Agreement") for the Company's sole direct subsidiary, Classic Cable,

Inc. ("Cable"), with Goldman Sachs Credit Partners L.P. ("Goldman Sachs") as administrative agent, lead arranger and syndication agent ("DIP Financing"). The DIP Financing is collateralized by, among other things, a senior lien on substantially all Company assets, including assets that had previously been subject to a lien. The Company and its subsidiaries have guaranteed the obligations under the DIP Financing and the Company has pledged the outstanding stock of its subsidiaries in connection with the DIP Financing. The DIP Financing expires on the one-year anniversary of the first loan under the Credit Agreement, unless it is extended to fifteen months following the closing of the first loan. The Credit Agreement can be terminated if an event of default occurs and Cable can terminate portions of the revolving credit commitment in certain circumstances. If a loan under the Credit Agreement is a base rate loan, Cable will pay interest equal to the greater of (a) 7.00% per annum, and (b) the base rate plus 2.50%. The base rate for any period is a fluctuating rate equal to the greater of (i) the rate announced by Goldman Sachs in New York from time to time as its base rate, and (ii) the sum of 0.5% and the federal funds rate. If a loan is a Eurodollar rate loan, Cable will pay interest equal to the greater of (a) 7.00% per annum and (b) the Eurodollar rate plus 4.50%. The Eurodollar rate is determined by Goldman Sachs to be the offered rate for deposits in dollars for the applicable period which appears on the Dow Jones Markets Telerate Page 3750. Interest accrued on a base rate loan is generally payable in arrears on the first day of each calendar month after the making of each base rate loan. Interest accrued on a Eurodollar rate loan is generally payable in arrears on the first day of each month during an interest period applicable to such loan. The interest period may be one, two, three or six months as selected by Cable in its borrowing notice.

3. ASSET IMPAIRMENT

    During the three months ended September 30, 2001, the Company incurred a net basic subscriber decline of approximately 24,000 subscribers. This represented a 6% decline in the basic subscriber base. Overall for the nine months ended September 30, 2001, the Company has incurred a net basic subscriber decline of approximately 40,000 subscribers. As a result of these declines, the Company determined that various long-lived assets associated with the subscriber base were impaired. Based upon recent third-party cable systems sales of comparable systems, the Company recognized in the third quarter of 2001 an impairment charge of $200 million.

4. INCOME TAXES

    The effective tax rates for the three and nine months ended September 30, 2001 and 2000 differ from the statutory rates primarily due to the impact of permanent differences and increases in the valuation allowance on deferred tax assets. The Company believes it is more likely than not that such deferred tax assets will not be utilized in the near term.

5. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30                     SEPTEMBER 30
                                                      --------------------------      --------------------------
                                                         2001            2000            2001            2000
                                                      ----------      ----------      ----------      ----------
Loss before extraordinary item ..................     $ (235,137)     $  (12,505)     $ (285,775)     $  (34,997)
Extraordinary loss ..............................             --              --              --         (14,767)
                                                      ----------      ----------      ----------      ----------
Net loss ........................................     $ (235,137)     $  (12,505)     $ (285,775)     $  (49,764)
                                                      ==========      ==========      ==========      ==========
Weighted-average shares outstanding .............         17,792          17,792          17,792          17,654
Less unvested portion of restricted stock .......            (48)            (64)            (54)            (21)
                                                      ----------      ----------      ----------      ----------
Adjusted weighted-average shares outstanding ....         17,744          17,728          17,738          17,633
                                                      ==========      ==========      ==========      ==========
Basic and diluted loss per share:
Loss per share before extraordinary item ........     $   (13.25)     $    (0.71)     $   (16.11)     $    (1.98)
Extraordinary loss on extinguishment of debt ....             --              --              --           (0.84)
                                                      ----------      ----------      ----------      ----------
Loss per share ..................................     $   (13.25)     $    (0.71)     $   (16.11)     $    (2.82)
                                                      ==========      ==========      ==========      ==========

     Warrants to purchase 153,210 shares of nonvoting common stock at $.001 per share outstanding at September 30, 2001 and 2000 were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive. Options to purchase 2,671,748 and 2,574,996 shares of common stock at a weighted average exercise price of $12.74 and $16.96 per share at September 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive.

6. STAR ACQUISITION

    In February 2000, a wholly owned subsidiary purchased substantially all of the assets of Star Cable Associates ("Star"), which operates cable television systems in Texas, Louisiana and Ohio, for an aggregate purchase price of approximately $111 million in cash and 555,555 shares of the Company's Class A Voting Common Stock. The purchase was financed from proceeds of the $225 million private debt offering of 10.5% Senior Subordinated Notes due 2010 and available cash of Cable. The acquisition was accounted for using the purchase method and, accordingly, the operating results of the systems acquired have been included in the Company's consolidated financial statements since the date of acquisition.

    The following summarized unaudited pro forma financial information for the nine months ended September 30, 2000 assumes the Star acquisition, the related financing, and other changes to the Company's debt structure had occurred on January 1, 2000. The following pro forma information is not necessarily indicative of the results that would have occurred had the transactions been completed at the beginning of the period indicated, nor is it indicative of future operating results (in thousands, except per share data):

                                                        NINE MONTHS
                                                           ENDED
                                                       SEPTEMBER 30,
                                                           2000
                                                      ---------------
          Revenues..................................    $   139,656
          Loss before extraordinary item............        (32,715)
          Net loss..................................        (38,216)
          Basic and diluted loss per share:
             Loss per share before  extraordinary
             item...................................          (1.84)
             Loss per share.........................          (2.15)

7. LONG-TERM DEBT

     The Company's long-term debt consists of the following as of September 30, 2001 (in thousands):

          1999 credit facility:
            Revolver..............................    $   35,500
            Term loan B...........................        86,842
            Term loan C...........................        78,158
          10.5% Senior Subordinated Notes.........       225,000
          9.375% Senior Subordinated Notes........       150,000
          9.875% Senior Subordinated Notes........         3,000
          Other...................................            26
                                                      ----------
                                                      $  578,526
                                                      ==========

    In February 2001, Cable borrowed an additional $19.5 million on its revolver.

    The 1999 credit facility is collateralized by essentially all the assets of Cable. The Company has no operations of its own. The terms of the credit facility and the DIP Financing restrict certain activities of Cable, including the incurrence of additional indebtedness and the payment of certain dividends. Accordingly, substantially all the assets and operations of Cable are restricted as to transfer to the Company and may not be available for dividends and/or debt service of the Company.

    As of September 30, 2001, the Company was not in compliance with certain financial covenants specified in its credit facility.

    Cable failed to make an aggregate $7.2 million of interest payments due on its 9.375% Senior Subordinated Notes and its 9.875% Senior Subordinated Notes that were due on August 1, 2001. In addition, Cable failed to make the $11.8 million interest payment on its 10.5% Senior Subordinated Notes that was due on September 4, 2001. The failure of Cable to make the interest payments is an event of default under the Indentures under which the Notes were issued.

    See further discussion in footnote 2.

8. SEVERANCE COSTS

    During the first nine months of 2001, the Company paid severance benefits of $974,000, all of which were accrued during 2000, to 154 employees. There were no other adjustments to the accrued benefits.

9. STOCKHOLDERS' EQUITY

    Following the Company's Chapter 11 filing on November 13, 2001, the Nasdaq Stock Market immediately suspended trading in the Company's securities. On November 14, 2001, Nasdaq notified the Company that, as a result of the Company's bankruptcy, the Company's securities would be delisted from the Nasdaq system as of November 29, 2001, subject to the Company's right of appeal. The Company has not determined whether it will appeal Nasdaq's decision.

10. CORPORATE OVERHEAD

    The Company has been engaged in various negotiations related to potential financing and restructuring transactions. The Company has incurred substantial fees related to the due diligence efforts and commitments related to these potential transactions. During the first, second and third quarters of 2001, the Company incurred $123,000, $2,686,000 and $3,018,000, respectively, related to such activities.

    The Company initiated a reorganization plan in the fourth quarter of 2000. See note 8. Other costs related to the Company's reorganization efforts incurred during the first, second and third quarters of 2001 were $11,000, $309,000 and $19,000, respectively.

    In June 2001, the Company forgave certain indebtedness of an officer of the Company. The amount forgiven was $443,000. Other costs incurred related to the forgiveness totaled $325,000.

11. RECENT ACCOUNTING PRONOUNCEMENTS

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of January 1, 2002 and does not expect that the adoption of the Statement will have a significant impact on its financial position and results of operations.

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with FAS 142. Other intangible assets will continue to be amortized over their useful lives.

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

12. SUBSEQUENT EVENTS

    In October 2001, the Company, through its subsidiaries, sold assets associated with the Breckenridge, Colorado cable system to TCI Cable Partners of St. Louis, L.P. for approximately $13.7 million plus approximately $2.5 million to be paid in the future if certain conditions are met. On October 24, 2001, the Company's 1999 credit facility was amended to permit the Breckenridge disposition.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance.

    On November 13, 2001 we and our subsidiaries listed below filed voluntary petitions for reorganization (the "Petitions") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court"). The following subsidiaries filed Chapter 11 petitions:

   Callcom 24, Inc.                      Classic Cable, Inc.               Classic Cable Holding, Inc.
   Classic Telephone, Inc.               Classic Cable of Oklahoma, Inc.   Correctional Cable TV, Inc.
   Friendship Cable of Arkansas, Inc.    Friendship Cable of Texas, Inc.   Television Enterprises, Inc.
   Universal Cable Communications, Inc.  Universal Cable Holdings, Inc.    Universal Cable of Beaver,
                                                                           Oklahoma, Inc.
   Universal Cable Midwest, Inc.         W.K. Communications, Inc.         WT Acquisition Corporation

    We will continue to manage our business as a debtor-in possession. As debtors-in-possession, management is authorized to operate the businesses, but may not engage in transactions outside the ordinary course of business unless approved by the Court. After the Chapter 11 filings, we obtained several Court orders authorizing the payment of certain pre-petition liabilities (such as employee wages and benefits and programming fees) and taking certain actions designed to preserve the going concern value of the business and thereby enhance the reorganization prospects.

    Under bankruptcy law, actions by creditors to collect pre-petition indebtedness owed by us at the filing date are stayed and other pre-petition contractual obligations may not be enforced against us. In addition, we have the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. We are in the process of preparing and submitting the schedules setting forth all assets and liabilities as of the filing date as reflected in our accounting records. The amounts of claims filed by creditors could be significantly different from the amounts recorded by us. Due to material uncertainties, it is not possible to predict the length of time we will operate under Chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, the effect of the proceedings on our business or the recovery by our creditors and equity holders.

    An interim order of the Bankruptcy Court approved a $30 million secured super-priority debtor-in-possession revolving credit agreement ("Credit Agreement") for our sole direct subsidiary, Classic Cable, Inc. ("Cable"), with Goldman Sachs Credit Partners L.P. ("Goldman Sachs") as administrative agent, lead arranger and syndication agent ("DIP Financing"). The DIP Financing is collateralized by, among other things, a senior lien on substantially all of our assets, including assets that had previously been subject to a lien. We and our subsidiaries have guaranteed the obligations under the DIP Financing and we have pledged the outstanding stock of our subsidiaries in connection with the DIP Financing. The DIP Financing expires on the one-year anniversary of the first loan under the Credit Agreement, unless it is extended to fifteen months following the closing of the first loan. The Credit Agreement can be terminated if an event of default occurs and Cable can terminate portions of the revolving credit commitment in certain circumstances. If a loan under the Credit Agreement is a base rate loan, Cable will pay interest equal to the greater of (a) 7.00% per annum, and (b) the base rate plus 2.50%. The base rate for any period is a fluctuating rate equal to the greater of (i) the rate announced by Goldman Sachs in New York from time to time as its base rate, and (ii) the sum of 0.5% and the federal funds rate. If a loan is a Eurodollar rate loan, Cable will pay interest equal to the greater of (a) 7.00% per annum and (b) the Eurodollar rate plus 4.50%. The Eurodollar rate is determined by Goldman Sachs to be the offered rate for deposits in dollars for the applicable period which appears on the Dow Jones Markets Telerate Page 3750. Interest accrued on a base rate loan is generally payable in arrears on the first day of each calendar month after the making of each base rate loan. Interest accrued on a Eurodollar rate loan is generally payable in arrears on the first day of each month during an interest period applicable to such loan. The interest period may be one, two, three or six months as selected by Cable in its borrowing notice.

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

    At September 30, 2001, our collective systems served approximately 353,000 basic subscribers, 203,000 premium subscribers and 38,000 digital subscribers. We have a basic penetration rate of approximately 49%, a premium penetration rate of approximately 58% and a digital penetration rate of approximately 12%. The table below sets forth the percentage of our total revenues attributable to the various sources for the nine months ended September 30, 2001 and 2000:

                                                  2001      2000
                           Basic                    81%       82%
                           Premium                   9%       10%
                           Digital                   3%        1%
                           Data                     --%       --%
                           Other                     7%        7%
                                                  ----      ----
                           Total revenues          100%      100%
                                                  ====      ====

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

    The following discussion pertains to our results of operations and financial condition for the three and nine months ended September 30, 2001 and 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. SEPTEMBER 30, 2000

     Revenues decreased $1.7 million, or 4%, in the three months ending September 30, 2001. Basic subscriber declines of 40,000 were partially mitigated by rate increases implemented in the first quarter of 2001, all of which resulted in basic revenue decline of $2.3 million. Basic revenue per subscriber increased from $32.20 to $32.62. Digital subscribers increased by 27,000 which led to increased revenue of $0.9 million. Premium and other revenue sources declined $0.3 million. Revenue per subscriber increased from $39.08 to $40.55.

     Operating expenses increased $212.8 million, or 421%, in the three months ending September 30, 2001. Programming expenses increased $1.3 million primarily due to increased rates charged by programming vendors. In 2001, plant and operating and general and administrative costs increased $5.7 million, or 50%, primarily due to increased labor costs, contract labor and bad debt expense. Corporate overhead increased $2.9 million primarily due to $3.0 million of professional fees incurred in 2001 related to Cable's various financing and restructuring activities. Depreciation and amortization expense in 2001 was $25.9 million, an increase of $3.2 million over the same period in 2000. The increase is due to continuing capital spending on digital services and the utilization of inventory balances. During the three months ended September 30, 2001, we incurred a net basic subscriber decline of approximately 24,000 subscribers. This represented a 6% decline in the basic subscriber base. Overall for the nine months ended September 30, 2001, we have incurred a net basic subscriber decline of approximately 40,000 subscribers. As a result of these declines, we determined that various long-lived assets associated with the subscriber base were impaired. Based upon recent third-party cable systems sales of comparable systems, we recognized in the third quarter of 2001 an impairment charge of $200 million.

     Interest expense increased $2.5 million, or 19%, in 2001. The increase is primarily due to higher average debt balances and interest rates in 2001.

     Other income decreased $0.5 million in 2001. This decrease is primarily the result of decreased interest income on cash reserves.

     No income tax benefit was recognized in 2001. The income tax benefit was $5.0 million in 2000. The effective tax rates for 2001 and 2000 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

    As a result of the above described fluctuations in our results of operations, the net loss of $235.1 million in 2001 increased by $222.6 million, as compared to the net loss of $12.5 million in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. SEPTEMBER 30, 2000

     Revenues remained flat at $136.5 million from period to period. The Star acquisition added approximately 57,000 subscribers in February 2000. Basic subscriber declines in 2001 were partially mitigated by rate increases implemented in the first quarter of 2001, all of which resulted in basic revenue decline of $1.4 million. Revenue per subscriber increased from $38.58 to $40.73. Digital revenue increased $2.9 million. Premium and other revenue sources declined $1.5 million.

     Operating expenses increased $228.3 million, or 155%, in 2001. Programming expenses increased $5.0 million primarily due to increased rates charged by programming vendors. Plant and operating and general and administrative costs increased $5.2 million, or 15%. Capitalization of internal labor and overhead increased as we completed significantly larger numbers of digital service installations as compared to the previous year. This positive impact on the expenses was offset by increased labor costs, contract labor and bad debt expense. Corporate overhead increased $7.1 million primarily due to $5.8 million of professional fees incurred in 2001 related to Cable's various financing and restructuring activities. Depreciation and amortization expense in 2001 was $75.9 million, an increase of $11.1 million over the same period in 2000. The increase is due to continuing capital spending on digital services and the utilization of inventory balances. During the three months ended September 30, 2001, we incurred a net basic subscriber decline of approximately 24,000 subscribers. This represented a 6% decline in the basic subscriber base. Overall for the nine months ended September 30, 2001, we have incurred a net basic subscriber decline of approximately 40,000 subscribers. As a result of these declines, we determined that various long-lived assets associated with the subscriber base were impaired. Based upon recent third-party cable systems sales of comparable systems, we recognized in the third quarter of 2001 an impairment charge of $200 million.

     Interest expense increased $5.5 million, or 13%, in 2001. The increase is primarily due to higher average debt balances and interest rates in 2001.

     Other income decreased $1.9 million in 2001. This decrease is primarily the result of decreased interest income on cash reserves.

     No income tax benefit was recognized in 2001. The income tax benefit was $15.1 million in 2000. The effective tax rates for 2001 and 2000 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

     In January 2000, the senior discount notes were redeemed resulting in an extraordinary loss on early redemption of $13.3 million ($9.3 million, net of taxes). In February 2000, the 1999 credit facility was amended resulting in an extraordinary loss of $8.5 million ($5.5 million, net of taxes).

    As a result of the above described fluctuations in our results of operations, the net loss of $285.8 million in 2001 increased by $236.0 million, as compared to the net loss of $49.8 million in 2000.

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

    For the nine months ended September 30, 2001 and 2000, cash provided by operating activities totaled $17.8 million and $14.5 million, respectively. Cash used for investing activities totaled $56.2 million and $164.2 million (including $111 million related to the Star acquisition) for the nine months ended September 30, 2001 and 2000, respectively. Cash provided by financing activities was $19.5 million for the nine months ending September 30, 2001. For the nine months ending September 30, 2000, cash used in financing activities was $2.3 million. Our aggregate outstanding borrowings as of September 30, 2001 were $578.5 million.

    EBITDA for the three months ended September 30, 2001 and 2000, before non-cash charges and restructuring and financing related professional fees, was $9.5 million and $18.2 million, respectively. EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity; is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA is included because our management believes that EBITDA is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of EBITDA may not be identical to similarly titled measures reported by other companies.

    Capital expenditures (excluding the Star acquisition) for the nine months ended September 30, 2001 and 2000 were approximately $48.8 million and $46.6 million, respectively.

    In February 2001, Classic Cable, Inc. ("Cable") borrowed an additional $19.5 million on its revolver.

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

    An interim order of the Bankruptcy Court approved a $30 million secured super-priority debtor-in-possession revolving credit agreement with Goldman Sachs Credit Partners L.P. as administrative agent, lead arranger and syndication agent.

    Following our Chapter 11 filing on November 13, 2001, the Nasdaq Stock Market immediately suspended trading in our securities. On November 14, 2001, Nasdaq notified us that, as a result of our bankruptcy, our securities would be delisted from the Nasdaq system as of November 29, 2001, subject to our right of appeal. We have not determined whether we will appeal Nasdaq's decision.

INTANGIBLES

     At September 30, 2001, we have recorded net intangible assets of $201.8 million, 41% of total assets. These assets arose during the acquisition of cable systems throughout our history. These intangible assets are amortized over their estimated useful lives. We review the valuation and amortization periods of these intangibles on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value or revised useful life. In September 2001, we recognized an impairment charge on intangibles of $160 million.

RECENT ACCOUNTING PRONOUNCEMENTS

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We expect to adopt FAS 144 as of January 1, 2002 and do not expect that the adoption of the Statement will have a significant impact on our financial position and results of operations.

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with FAS 142. Other intangible assets will continue to be amortized over their useful lives.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On November 13, 2001, the Company and its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company and its subsidiaries remain in possession of their assets and properties, and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to the provisions of the Bankruptcy Code.

     The Company, in the ordinary course of its business, is the subject of various pending or threatened legal actions. Prosecution of certain of these actions may be stayed by the Company's Chapter 11 filing. The Company believes any ultimate liability arising from these actions should not have a material adverse effect on its consolidated financial position at September 30, 2001.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     As of September 30, 2001, we were in default under the senior credit agreement and our Senior Subordinated Notes.

     See notes 2 and 7 to the consolidated financial statements in Part 1 of this Form 10-Q and "Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding these defaults. Such information is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit Number    Exhibit

               10.1 Secured Super-Priority Debtor in Possession Revolving Credit Agreement, dated as of November 13, 2001, among Classic Cable, Inc., as debtor and debtor in possession, as Borrower; Classic Communications, Inc., as debtor and debtor in possession, as Parent Guarantor; the subsidiaries of the borrower party thereto, as debtors and debtors in possession, as Subsidiary Guarantors; the lenders and issuers from time to time party thereto; and Goldman Sachs Credit Partners L.P., as Administrative Agent, Lead Arranger and Syndication Agent.

     (b) Reports on Form 8-K

             (1) On August 1, 2001, we filed a Form 8-K announcing that we filed a press release on August 1, 2001, announcing material financial developments and second quarter guidance.

             (2) On August 31, 2001, we filed a Form 8-K announcing that our wholly owned subsidiary, Classic Cable, Inc., failed to make interest payments due on August 1, 2001, on its 9 3/8% and 9 7/8% Senior Subordinated Notes, which constitutes an event of default under the indentures.

             (3) On November 13, 2001, we filed a Form 8-K announcing that we and our subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CLASSIC COMMUNICATIONS, INC.


Date: November 21, 2001       /s/ JIMMIE TAYLOR
                              --------------------------------------
                              Jimmie Taylor
                              Chief Financial Officer

                                INDEX TO EXHIBITS

               EXHIBIT
               NUMBER      DESCRIPTION
               -------     -----------
               10.1        Secured Super-Priority Debtor in Possession Revolving
                           Credit Agreement, dated as of November 13, 2001,
                           among Classic Cable, Inc., as debtor and debtor in
                           possession, as Borrower; Classic Communications,
                           Inc., as debtor and debtor in possession, as Parent
                           Guarantor; the subsidiaries of the borrower party
                           thereto, as debtors and debtors in possession, as
                           Subsidiary Guarantors; the lenders and issuers from
                           time to time party thereto; and Goldman Sachs Credit
                           Partners L.P., as Administrative Agent, Lead Arranger
                           and Syndication Agent.