Form 10-Q
period 2002-03-31
CLASSIC COMMUNICATIONS INC
filed 2002-05-14
CIK 1069602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. { X } Yes { } No

           As of April 30, 2002, there were 10,618,392 shares of Class
   A Voting Common Stock, 7,116,973 shares of Class B Voting Common Stock and
              56,928 shares of Nonvoting Common Stock outstanding.

                          CLASSIC COMMUNICATIONS, INC.

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002
                                TABLE OF CONTENTS


                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1     Financial Statements
           Consolidated Balance Sheets (Unaudited)............................4
           Consolidated Statements of Operations (Unaudited)..................5
           Consolidated Statements of Cash Flows (Unaudited)..................6
           Notes to Consolidated Financial Statements (Unaudited).............7
Item 2     Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................12
Item 3     Quantitative and Qualitative Disclosures About Market Risk........16

PART II - OTHER INFORMATION

Item 1     Legal Proceedings.................................................18
Item 2     Changes in Securities and Use of Proceeds.........................18
Item 3     Defaults Upon Senior Securities...................................18
Item 4     Submission of Matters to a Vote of Security Holders...............19
Item 5     Other Information.................................................19
Item 6     Exhibits and Reports on Form 8-K..................................19

SIGNATURES ..................................................................20

                           --------------------------

    This Quarterly Report on Form 10-Q is for the quarter ended March 31, 2002. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Classic," "we," "us" and "our" refer to Classic Communications, Inc. and its subsidiaries.

    You should carefully review the information contained in this Quarterly Report, but should particularly consider any risk factors that we set forth in other reports or documents that we file from time to time with the SEC. The statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q are forward-looking statements. These statements include, but are not limited to:

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          Classic Communications, Inc.

                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                                                  MARCH 31,  DECEMBER 31,
                                                                                    2002         2001
                                                                                  ---------  ------------
Assets
Current:
  Cash and cash equivalents ....................................................   $   6,929    $   7,641
  Accounts receivable, net .....................................................       6,932        8,047
  Prepaid expenses .............................................................       3,781        1,971
                                                                                   ---------    ---------
   Total current assets ........................................................      17,642       17,659
 Deferred financing costs, net .................................................       2,770        3,182
 Investment in cable television systems:
  Inventory ....................................................................       7,001        7,323
  Property, plant and equipment ................................................     393,062      385,992
  Less accumulated depreciation ................................................    (157,049)    (144,692)
                                                                                   ---------    ---------
   Property, plant and equipment, net ..........................................     236,013      241,300
  Intangible assets:
   Customer relationships ......................................................      85,378       85,378
   Franchise marketing rights ..................................................      77,354       77,354
   Noncompete agreements .......................................................      24,900       24,900
   Goodwill ....................................................................      30,490       30,490
                                                                                   ---------    ---------
                                                                                     218,122      218,122
   Less accumulated amortization ...............................................     (31,653)     (23,927)
                                                                                   ---------    ---------
   Intangible assets, net ......................................................     186,469      194,195
                                                                                   ---------    ---------
      Total investment in cable television systems .............................     429,483      442,818
                                                                                   ---------    ---------
       Total assets ............................................................   $ 449,895    $ 463,659
                                                                                   =========    =========

Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Current:
  Accounts payable .............................................................   $   1,387    $     960
  Subscriber deposits and unearned income ......................................       6,427        6,563
  Other accrued expenses .......................................................      16,365       13,103
  Accrued interest .............................................................       1,649          520
  Long-term debt ...............................................................     201,870      201,871
                                                                                   ---------    ---------
   Total current liabilities ...................................................     227,698      223,017
Liabilities subject to compromise ..............................................     440,044      441,400
                                                                                   ---------    ---------
       Total liabilities .......................................................     667,742      664,417

Stockholders' equity (deficit):
  Preferred stock: $.01 par value; 2002 and 2001 -- 10,000,000 shares
   authorized, none issued and outstanding .....................................          --           --
  Class A voting common stock: $.01 par value; 2002 and 2001 --
   120,000,000 authorized, 10,618,392 issued and outstanding ...................         106          106
  Class B voting common stock, convertible to Class A voting common
   stock: $.01 par value; 2002 and 2001 -- 45,000,000 authorized, ..............          71           71
   7,116,973 issued and outstanding
  Nonvoting common stock, convertible to voting common stock: $.01 par
   value; 2002 and 2001 -- 7,500,000 authorized, 56,928 issued and .............           1            1
   outstanding
  Additional paid-in capital ...................................................     306,703      306,703
  Unearned compensation ........................................................        (402)        (450)
  Accumulated deficit ..........................................................    (524,326)    (507,189)
                                                                                   ---------    ---------
       Total stockholders' equity (deficit) ....................................    (217,847)    (200,758)
                                                                                   ---------    ---------
         Total liabilities and stockholders' equity (deficit) ..................   $ 449,895    $ 463,659
                                                                                   =========    =========

                See notes to consolidated financial statements.

                          Classic Communications, Inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                       THREE MONTHS ENDED
                                                             MARCH 31
                                                      --------------------
                                                        2002        2001
                                                      --------    --------
Revenues ..........................................   $ 40,798    $ 46,032
Operating expenses:
  Programming .....................................     14,498      15,584
  Plant and operating .............................      7,209       5,486
  General and administrative ......................      6,610       5,223
  Marketing and advertising .......................        639       1,122
  Corporate overhead ..............................        603       1,154
  Depreciation and amortization ...................     20,156      24,699
  Chapter 11 related reorganization items .........      3,236          --
                                                      --------    --------
          Total operating expenses ................     52,951      53,268
                                                      --------    --------
Loss from operations ..............................    (12,153)     (7,236)
Interest expense ..................................     (4,989)    (15,017)
Other income (expense) ............................          5         187
                                                      --------    --------
Net loss ..........................................   $(17,137)   $(22,066)
                                                      ========    ========

Basic and diluted loss per share: .................   $  (0.97)   $  (1.24)
                                                      ========    ========

                See notes to consolidated financial statements.

                          Classic Communications, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                     THREE MONTHS ENDED MARCH 31
                                                                     ---------------------------
                                                                          2002        2001
                                                                        --------    --------
OPERATING ACTIVITIES
Net loss ............................................................   $(17,137)   $(22,066)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Provision for doubtful accounts .................................        952       1,128
    Depreciation ....................................................     12,430      11,229
    Amortization of intangibles .....................................      7,726      13,470
    Amortization of deferred financing costs ........................        412         605
    Non-cash compensation ...........................................         48          49
   (Gain) loss on sale/disposal of property, plant and
      equipment .....................................................         (5)         58
    Changes in working capital, net of acquisition amounts:
     Change in accounts receivable ..................................        163        (513)
     Change in prepaid expenses .....................................     (1,810)       (341)
     Change in liabilities subject to compromise ....................     (1,356)         --
     Change in other accruals and payables ..........................      3,552       1,790
     Change in accrued interest .....................................      1,130      (8,694)
                                                                        --------    --------
Net cash provided by (used in) operating activities .................      6,105      (3,285)

INVESTING ACTIVITIES
Inventory purchases, net of returns .................................       (301)    (13,281)
Purchases of property, plant and equipment ..........................     (6,652)    (14,346)
Proceeds from sales of property, plant and equipment ................        137         405
Payments for intangibles ............................................         --        (143)
                                                                        --------    --------
Net cash provided by (used in) investing activities .................     (6,816)    (27,365)

FINANCING ACTIVITIES
Proceeds from long-term debt ........................................         --      19,500
Repayments of long-term debt ........................................         (1)         (4)
                                                                        --------    --------
Net cash provided by (used in) financing activities .................         (1)     19,496
                                                                        --------    --------
Increase (decrease) in cash and cash equivalents ....................       (712)    (11,154)
Cash and cash equivalents at beginning of period ....................      7,641      19,056
                                                                        --------    --------
Cash and cash equivalents at end of period ..........................   $  6,929    $  7,902
                                                                        ========    ========

                See notes to consolidated financial statements.

                          Classic Communications, Inc.
                   Notes to Consolidated Financial Statements
                              As of March 31, 2002


1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Classic Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

    The Company is a holding company with no assets or operations other than its investments in its subsidiaries. The Company's sole direct subsidiary is Classic Cable, Inc. ("Cable").

    For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Form 10-K.

    Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

2. BANKRUPTCY PROCEEDINGS

    On November 13, 2001, the Company and all of its wholly owned subsidiaries filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code ("Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court"). The Company and each of its debtor subsidiaries continue to manage their businesses as a debtor-in-possession. The chapter 11 cases are being jointly administered under Case No. 01-11257. As debtors-in-possession, management is generally authorized to operate the businesses, but may not engage in certain transactions, including those outside the ordinary course of business, unless approved by the Court. After the chapter 11 filings, the Company obtained several Court orders authorizing the payment of certain pre-petition liabilities (such as employee wages and benefits and programming fees) and taking certain actions designed to preserve the going concern value of the business and thereby enhance the reorganization prospects.

    CONSEQUENCE OF FILING. Under bankruptcy law, absent a court order, actions by creditors to collect certain pre-petition indebtedness owed by the Company at the filing date are stayed and certain other pre-petition contractual obligations may not be enforced against the Company. In addition, the Company has the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. The amounts of claims filed by creditors could be significantly different from the amounts recorded by the Company. Due to material uncertainties, it is not possible to predict the length of time the Company will operate under chapter 11 protection, the outcome of the proceedings in general, whether the Company will continue to operate under its current organizational structure, the effect of the proceedings on the Company's businesses or the recovery by creditors and equity holders of the Company.

    On November 28, 2001, the United States Trustee appointed an official committee of unsecured creditors (the "Committee") to serve in the chapter 11 cases. The Company expects that the Committee will play an important role in the chapter 11 cases and the negotiation of the terms of any plan or plans of reorganization.

    The Company anticipates that substantially all liabilities of the Company as of the date of the filing will be resolved under one or more chapter 11 plans of reorganization to be proposed and voted on in the chapter 11 cases in accordance with the provisions of the Bankruptcy Code. Although the Company intends to file and seek confirmation of such a plan or plans, there can be no assurance as to when the Company will file such a plan or plans, or that such plan or plans will be confirmed by the Court and consummated.

    As provided by the Bankruptcy Code, the Company initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until March 13, 2002. By order, the Court has extended such exclusivity period until May 13, 2002, and similarly extended the Company's exclusive rights to solicit acceptances of a reorganization plan from May 10, 2002 to July 9, 2002. On May 13, 2002, the Company filed a motion to extend the exclusivity period from May 13, 2002 to July 15, 2002 and the exclusive period to solicit acceptances from July 9, 2002 to September 16, 2002. Such periods will be automatically extended as a result of the motion until the Court rules on the motion. If the Company fails to file a plan of reorganization prior to the ultimate expiration of the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the chapter 11 cases may be permitted to propose their own plan(s) of reorganization for the Company.

    The Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting stakeholders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and the Company's shareholders may be substantially altered by any plan or plans of reorganization confirmed in the chapter 11 cases. There is no assurance that there will be sufficient assets to satisfy the Company's pre-petition liabilities in whole or in part, and the pre-petition creditors of some debtors may be treated differently than those of other debtors. Pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims, and the interests of the Company's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the chapter 11 cases, the terms and provisions of any plan or plans of reorganization, or the effect of the chapter 11 reorganization process on the claims of the creditors of the Company or the interests of the Company's equity security holders.

    FINANCIAL STATEMENT PRESENTATION. The accompanying Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code, and subject to the Court approval or otherwise as permitted in the ordinary course of business, the Company may sell or otherwise dispose of assets or liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

    Substantially all of the Company's pre-petition debt is now in default due to the filing. As described below, the accompanying Consolidated Financial Statements present the senior subordinated notes under the caption Liabilities Subject to Compromise. As required by SOP 90-7, the Company, beginning in the fourth quarter of 2001, recorded the Company's pre-petition debt instruments at the allowed amount, as defined by SOP 90-7.

    As reflected in the Consolidated Financial Statements, Liabilities Subject to Compromise refer to the Company's unsecured liabilities incurred prior to the commencement of the chapter 11 cases. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the chapter 11 cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Court; (3) further developments with respect to disputed claims; (4) rejection of executory contracts and unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts will be established in connection with the chapter 11 cases.

    Pursuant to the Bankruptcy Code, schedules have been filed by the Company with the Court setting forth the assets and liabilities of the Company as of the date of the filing. Differences between amounts recorded by the Company and claims filed by creditors will be investigated and resolved as part of the proceedings in the chapter 11 cases. The bar date for filing proofs of claim against the Company was March 29, 2002 (May 13, 2002 for governmental entities). The Company is in the process of reviewing such claims and, therefore, the ultimate number and allowed amount of such claims are not presently known.

    From the petition date through March 31, 2002, contractual interest expense not accrued or recorded on the senior subordinated notes totaled $14.4 million, of which $4.9 million relates to 2001 and $9.5 million relates to the quarter ended March 31, 2002.

    As a consequence of the filing and the impact of certain provisions of the Company's related financing agreement, as well as a cash management order entered by the Court, the Company and its subsidiaries are subject to certain restrictions, including their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

    The Company believes, based on information presently available to it, that cash available from operations and financing agreements will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the financing agreements and the cash management order entered by the Court in connection with the chapter 11 cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (v) the Company's ability to maintain profitability following such confirmation.

    The liabilities subject to compromise in the Consolidated Balance Sheets consist of the following items (in thousands):

                                                    MARCH 31,   DECEMBER 31,
                                                      2002          2001
                                                    --------    ------------
Accounts payable                                    $ 24,482      $ 22,633
Subscriber deposits and unearned income                  158           164
Other accrued expenses                                 8,629        11,828
Accrued interest                                      28,775        28,775
Long-term debt                                       378,000       378,000
                                                    --------      --------
                                                    $440,044      $441,400
                                                    ========      ========

    The amounts classified as chapter 11 related reorganization items in the Consolidated Statements of Operations consist of the following for the three months ended March 31, 2002 (in thousands):

                    Professional fees                               $3,232
                    U. S. Trustee fees                                   4
                                                                    ------
                                                                    $3,236
                                                                    ======

3. INCOME TAXES

    The effective tax rates for the three months ended March 31, 2002 and 2001 differ from the statutory rates primarily due to the impact of permanent differences and increases in the valuation allowance on deferred tax assets. The Company believes it is more likely than not that such deferred tax assets will not be utilized in the near term.

4. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                                              MARCH 31
                                                        --------------------
                                                          2002       2001
                                                        --------   --------
Net loss ............................................   $(17,137)  $(22,066)
                                                        ========   ========
Weighted-average shares outstanding .................     17,792     17,792
Less unvested portion of restricted stock ...........        (48)       (64)
                                                        --------   --------
Adjusted weighted-average shares outstanding ........     17,744     17,728
                                                        ========   ========
Basic and diluted loss per share:
Loss per share ......................................   $  (0.97)  $  (1.24)
                                                        ========   ========

     Warrants to purchase 153,210 shares of nonvoting common stock at $.001 per share outstanding at March 31, 2002 and 2001 were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive. Options to purchase 1,639,750 and 2,446,748 shares of common stock at a weighted average exercise price of $10.28 and $13.85 per share at March 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive.

   It is probable that the plan of reorganization ultimately approved by the Court will require the issuance of common stock or common stock equivalents. Such an issuance could further dilute or eliminate current equity interests.

5. LONG-TERM DEBT

     Balances of amounts outstanding under the Company's various debt agreements as of March 31, 2002 are as follows (in thousands):

Debtor-in-possession financing...........     $  2,000
1999 credit facility:
  Revolver...............................       35,382
  Term loan B............................       86,562
  Term loan C............................       77,905
Other....................................           21
                                              --------
                                              $201,870
                                              ========

    Long-term debt subject to compromise at March 31, 2002 is as follows (in thousands):

10.5% senior subordinated notes........  $  225,000
9.375% senior subordinated notes.......     150,000
9.875% senior subordinated notes.......       3,000
                                         ----------
                                         $  378,000
                                         ==========

    At March 31, 2002 and December 31, 2001, the senior subordinated notes have been reclassified as long-term debt subject to compromise in the above table and on the Consolidated Balance Sheets due to the chapter 11 bankruptcy filing. These instruments did not become subject to compromise until the bankruptcy filing.

    The debtor-in-possession financing ("DIP Financing") is collateralized by, among other things, a senior lien on substantially all of the Company's assets, including assets that had previously been subject to a lien. The Company and its subsidiaries have guaranteed the obligations under the DIP Financing and the Company has pledged the outstanding stock of its subsidiaries in connection with the DIP Financing. The 1999 credit facility is collateralized by essentially all the assets of Cable. The Company has no operations of its own. The terms of these debt agreements restrict certain activities of Cable, including the incurrence of additional indebtedness and the payment of certain dividends. Accordingly, substantially all the assets and operations of Cable are restricted as to transfer to the Company and may not be available for dividends and/or debt service of the Company.

      In April and May 2002, the DIP Financing was amended. The amendments, in total, waived the Company's existing defaults, reset certain financial covenants, and revised and added certain provisions related to the Company's reorganization efforts including eliminating the deadline to file a plan of reorganization. The amendments reduced the total availability of the DIP Financing from $30 million to $25 million. At March 31, 2002, there were $3.5 million of outstanding letters of credit leaving $19.5 million available for borrowing, subject to certain conditions.

6.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment.

    Pursuant to FAS 142, the Company will complete its test for goodwill impairment during the second quarter 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. The Company is currently evaluating the effect that the impairment review may have on its consolidated results of operation and financial position.

    With adoption of the statement, the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results of the Company on a comparable basis (in thousands of dollars, except per share amounts):

                                        THREE MONTHS ENDED
                                             MARCH 31
                                    ------------------------
                                        2002         2001
                                    ----------    ----------
Net loss:
  Reported net loss                 $  (17,137)   $  (22,066)
  Goodwill amortization                     --         1,599
                                    ----------    ----------
  Adjusted net loss                 $  (17,137)   $  (20,467)
                                    ==========    ==========

Basic and diluted loss per share:
  Reported net loss                 $    (0.97)   $    (1.24)
  Goodwill amortization                     --          0.09
                                    ----------    ----------
  Adjusted net loss                 $    (0.97)   $    (1.15)
                                    ==========    ==========

    The following table sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31 (in thousands of dollars):

2002.................................       $28,359
2003.................................        22,092
2004.................................        20,169
2005.................................        19,654
2006.................................        19,149

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Reference is made to the "Risk Factors" included in our Form 10-K for the year ended December 31, 2001, for a discussion of important factors that could cause actual results to differ from expectations and any of our forward-looking statements contained herein. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "anticipates," "considering," "believe," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. In addition, the following discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2001 and 2000, included in our Form 10-K's.

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

BANKRUPTCY PROCEEDINGS

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

    CONSEQUENCE OF FILING. Under bankruptcy law, absent a court order, actions by creditors to collect certain pre-petition indebtedness owed by us at the filing date are stayed and certain other pre-petition contractual obligations may not be enforced against us. In addition, we have the right, subject to Court approval and other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. The amounts of claims filed by creditors could be significantly different from the amounts we have recorded. Due to material uncertainties, it is not possible to predict the length of time we will operate under chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, the effect of the proceedings on our businesses or the recovery by our creditors and equity holders.

    On November 28, 2001, the United States Trustee appointed an official committee of unsecured creditors (the "Committee") to serve in the chapter 11 cases. We expect that the Committee will play an important role in the chapter 11 cases and the negotiation of the terms of any plan or plans of reorganization.

    We anticipate that substantially all of our liabilities as of the date of the filing will be resolved under one or more chapter 11 plans of reorganization to be proposed and voted on in the chapter 11 cases in accordance with the provisions of the Bankruptcy Code. Although we intend to file and seek confirmation of such a plan or plans, there can be no assurance as to when we will file such a plan or plans, or that such plan or plans will be confirmed by the Court and consummated.

    As provided by the Bankruptcy Code, we initially had the exclusive right to propose a plan of reorganization for 120 days following the Petition Date, until March 13, 2002. By order, the Court has extended such exclusivity period until May 13, 2002, and similarly extended our exclusive rights to solicit acceptances of a reorganization plan from May 10, 2002 to July 9, 2002. On May 13, 2002, the Company filed a motion to extend the exclusivity period from May 13, 2002 to July 15, 2002 and the exclusive period to solicit acceptances from July 9, 2002 to September 16, 2002. Such periods will be automatically extended as a result of the motion until the Court rules on the motion. If we fail to file a plan of reorganization prior to the ultimate expiration of the exclusivity period, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the chapter 11 cases may be permitted to propose their own plan(s) of reorganization for us.

    The Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting stakeholders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and our shareholders may be substantially altered by any plan or plans of reorganization confirmed in the chapter 11 cases. There is no assurance that there will be sufficient assets to satisfy our pre-petition liabilities in whole or in part, and the pre-petition creditors of some debtors may be treated differently than those of other debtors. Pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims, and the interests of our equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the chapter 11 cases, the terms and provisions of any plan or plans of reorganization, or the effect of the chapter 11 reorganization process on the claims of our creditors or the interests of our equity security holders.

    FINANCIAL STATEMENT PRESENTATION. The accompanying Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code, and subject to the Court approval or otherwise as permitted in the ordinary course of business, we may sell or otherwise dispose of assets or liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

    Pursuant to the Bankruptcy Code, we have filed schedules with the Court setting forth our assets and liabilities as of the date of the filing. Differences between amounts recorded by us and claims filed by creditors will be investigated and resolved as part of the proceedings in the chapter 11 cases. The bar date for filing proofs of claim against us was March 29, 2002 (May 13, 2002 for governmental entities). We are in the process of reviewing such claims and, therefore, the ultimate number and allowed amount of such claims are not presently known.

    As a consequence of the filing and the impact of certain provisions of our related financing agreement as well as a cash management order entered by the Court, we and our subsidiaries are subject to certain restrictions, including the ability to pay dividends and to transfer cash and other assets to each other and to our affiliates.

    We believe, based on information presently available to us, that cash available from operations and financing agreements will provide sufficient liquidity to allow us to continue as a going concern for the foreseeable future. However, our ability to continue as a going concern (including our ability to meet post-petition obligations) and the appropriateness of using the going concern basis for our financial statements are dependent upon, among other things, (i) our ability to comply with the terms of the financing agreements and the cash management order entered by the Court in connection with the chapter 11 cases, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash from operations, (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and
(v) our ability to maintain profitability following such confirmation.

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

        o   data services;

        o installation and reconnection fees charged to basic subscribers to commence or reinstate service;

        o   pay-per-view charges;

        o   late payment fees;

        o   advertising revenues; and

        o commissions related to the sale of merchandise by home shopping services.

    At March 31, 2002, our collective systems served approximately 335,000 basic subscribers, 180,000 premium subscribers, 32,000 digital subscribers and 2,000 data customers. We have a basic penetration rate of approximately 46%, a premium penetration rate of approximately 54% and a digital penetration rate of approximately 10%. The table below sets forth the percentage of our total revenues attributable to the various sources for the three months ended March 31, 2002:

Basic                             82%
Premium                            8%
Digital                            3%
Data                              --%
Other                              7%
                                ----
Total revenues                   100%
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

    NET LOSSES. The high level of depreciation and amortization associated with our acquisitions and capital expenditures related to continued construction and upgrading of the current systems, together with interest costs related to our financing activities, have contributed to our net losses. Our net losses have been further increased by costs associated with our chapter 11 bankruptcy filing.

    The following discussion pertains to our results of operations and financial condition for the three months ended March 31, 2002 and 2001.

THREE MONTHS ENDED MARCH 31, 2002 VS. MARCH 31, 2001

     Revenues decreased $5.2 million from quarter to quarter. Basic subscriber declines of approximately 40,000 from period to period, mitigated by a rate increase in February 2001, resulted in a basic revenue decline of $3.9 million. Basic revenue per subscriber increased from $32.70 to $33.25. Premium revenue decreased $0.8 million as a result of premium subscriber declines of approximately 39,000 from period to period. Revenue per subscriber increased from $40.30 to $40.59.

     Operating expenses decreased $0.3 million, or 0.6%, in the three months ended March 31, 2002. Programming expenses decreased $1.1 million primarily due to a decrease in subscribers, but were offset by increased rates charged by programming vendors. In 2002, plant and operating and general and administrative costs increased $3.1 million, or 29%. This increase is primarily due to increased labor costs and reduced capitalization of internal labor and overhead. Depreciation and amortization expense in 2002 was $20.2 million, a decrease of $4.5 million over the same period in 2001. The decrease is primarily due to a reduction in the carrying values of fixed assets and intangible balances due to the impairment charge taken in the third quarter of 2001 of $199.6 million. The gross balance of fixed assets and intangibles decreased from $931.4 million at March 31, 2001 to $611.2 million at March 31, 2002. In addition, we ceased amortization of goodwill in 2002. Amortization of goodwill in 2001 was $1.6 million.

     During the three months ended March 31, 2002, we incurred $3.2 million of chapter 11 related professional fees.

     Interest expense decreased $10.0 million, or 67%, in 2002. The decrease is primarily due to the fact that since the filing date we are not accruing or recording interest expense on our $378.0 million senior subordinated notes. Interest on the notes in 2001 was $9.5 million. The remainder of the change is due to higher effective interest rates in the first quarter of 2002 as a result of penalty interest accruing on the 1999 credit facility.

     Other income decreased $0.2 million in 2002. This decrease is primarily the result of decreased interest income on cash reserves.

     No income tax benefit was recognized in 2002 or 2001. The effective tax rates for 2002 and 2001 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

    As a result of the above described fluctuations in our results of operations, the net loss of $17.1 million in 2002 decreased by $4.9 million, as compared to the net loss of $22.1 million in 2001.

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

     For the three months ended March 31, 2002, cash provided by operating activities totaled $6.1 million. For the three months ended March 31, 2001, cash used for operating activities totaled $3.3 million. Cash used for investing activities totaled $6.8 million and $27.4 million for three months ended March 31, 2002 and 2001, respectively. Cash used for financing activities was negligible for the three months ended March 31, 2002. Cash provided by financing activities was $19.5 million for the three months ended March 31, 2001. Cable's aggregate outstanding borrowings as of March 31, 2002 were $579.9 million, of which $201.9 million was collateralized by our assets.

    EBITDA for the three months ended March 31, 2002 and 2001, before non-cash charges and restructuring and financing related professional fees, was $11.3 million and $17.6 million, respectively. EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity; is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. EBITDA is included because our management believes that EBITDA is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of EBITDA may not be identical to similarly titled measures reported by other companies.

    We have not been able to generate sufficient cash flow from operations to service our debt obligations. We have also been unsuccessful in our efforts to obtain additional financing and/or restructure our debt. As a result, it became necessary for us to seek protection under chapter 11 of title 11 of the United States Code.

    A final order of the Court approved a secured super-priority debtor-in-possession revolving credit agreement ("the DIP Financing") for Cable with Goldman Sachs as administrative agent, lead arranger and syndication agent. The DIP Financing is collateralized by, among other things, a senior lien on substantially all of our assets, including assets that had previously been subject to a lien. We and our subsidiaries have guaranteed the obligations under the DIP Financing and we have pledged the outstanding stock of our subsidiaries in connection with the DIP Financing. The DIP Financing expires in November 2002 unless it is extended following the closing of the first loan. The DIP Financing can be terminated if an event of default occurs and Cable can terminate portions of the revolving credit commitment in certain circumstances.

    As of March 31, 2002, we have borrowed $2.0 million against the DIP Financing. In April and May 2002, the DIP Financing was amended. The amendments, in total, waived our existing defaults, reset certain financial covenants, and revised and added certain provisions related to our reorganization efforts including eliminating the deadline to file a plan of reorganization. The amendments reduced the total availability of the DIP Financing from $30 million to $25 million. At March 31, 2002, there were $3.5 million of outstanding letters of credit leaving $19.5 million available for borrowing, subject to certain conditions.

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

    Capital expenditures for the three months ended March 31, 2002 and 2001 were approximately $7.0 million and $27.6 million, respectively. Our ability to invest in our cable systems is dependent on the availability of capital to fund such investments. We expect to spend approximately $38 million in 2002 on various capital projects.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     As of March 31, 2002, no such instruments were outstanding.

     Virtually any potential loss associated with interest rate risk is attributable to fixed-rate long-term debt instruments. As of March 31, 2002, all fixed-rate long-term debt is subject to compromise.

     While Swaps, Caps and Collars may represent an integral part of our interest rate risk management program; their incremental effect on interest expense for the three months ended March 31, 2002 and 2001 was not significant.

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

     In the ordinary course of business, we are the subject of various pending or threatened legal actions. Prosecution of certain of these actions may be stayed by our chapter 11 filing. We believe any ultimate liability arising from these actions should not have a material adverse effect on our consolidated financial position at March 31, 2002.

     The chapter 11 cases are being jointly administered under Case No. 01-11257. We anticipate that substantially all of our liabilities as of the date of the filing will be resolved under one or more chapter 11 plans of reorganization to be proposed and voted on in the chapter 11 cases in accordance with the provisions of the Bankruptcy Code. As a consequence of the bankruptcy filing, essentially all pending litigation against us is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Court, no party may take any action to recover on pre-petition claims against us. Please see Note 2.

     On December 13, 2001, the Court entered a final order approving our post-petition DIP Financing with certain of our pre-petition senior lenders. The DIP Financing was arranged by Goldman Sachs Credit Partners LP as administrative agent under Section 364 of the Bankruptcy Code.

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

     On March 13, 2002, we filed a motion asking the Court to extend the time in which we have an exclusive right to file a plan of reorganization to May 13, 2002. Pursuant to local rules, our exclusive periods are extended until the Court rules on the motion. The motion also sought Court authorization to extend the exclusive period within which we may solicit acceptances of any such plan of reorganization through July 9, 2002. This motion was approved by the Court on April 15, 2002. In addition, on April 15, 2002, the Court entered an order approving the amendment to our DIP Financing.

     On January 14, 2002, we filed a complaint against EchoStar Communications Corporation (d/b/a Dish Network) with the Court. In the complaint, we asserted EchoStar violated the automatic stay provisions of the Bankruptcy Code, tortiously interfered with our contractual and business relationships with our subscribers, published injurious falsehoods and defamed us by slander, and competed unfairly. The complaint alleges EchoStar made false and intentionally misleading statements regarding our business to our subscribers to induce our subscribers to do business with EchoStar. On January 16, 2002, the Court issued a temporary restraining order restraining and enjoining EchoStar from making knowingly false or intentionally misleading statements to any existing or potential subscribers of our cable service. A preliminary injunction hearing is scheduled for July 2, 2002.

     In addition to the chapter 11 cases, we are involved in various claims and lawsuits incidental to our business. The outcome of such suits, however, is not expected to have a material adverse effect on our financial position or results of operations.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     As of March 31, 2002, we were in default under the senior credit agreement and our Senior Subordinated Notes. We were also in default of the DIP Financing but those covenants were either subsequently amended or waived.

     See notes 2 and 5 to the consolidated financial statements in Part 1 of this Form 10-Q and "Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding these defaults. Such information is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit Number             Exhibit

         10.1+ Amendment and Waiver No. Three dated as of April 30, 2002, to the Company's Secured Super Priority Debtor In Possession Revolving Credit Agreement.

         10.2 Amendment No. Four dated as of May 10, 2002, to the Company's Secured Super Priority Debtor In Possession Revolving Credit Agreement.

         -------------------------------------------

         + Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

(b)      Reports on Form 8-K

         (1) On March 19, 2002, we filed a Form 8-K announcing we issued a press release stating Cable is in negotiations to amend its Debtor-in-Possession Revolving Credit Facility because Cable is in default of certain covenants in the credit facility.

         (2) On May 1, 2002, we filed a Form 8-K announcing we issued a press release stating Cable entered into an Amendment and Waiver No. Three to its Secured Super Priority Debtor In Possession Revolving Credit Agreement.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CLASSIC COMMUNICATIONS, INC.


Date: May 14, 2002            /s/ JIMMIE TAYLOR
                              --------------------------------------
                              Jimmie Taylor
                              Chief Financial Officer

                                INDEX TO EXHIBITS

    Exhibit Number                  Exhibit
    --------------                  -------
         10.1+                      Amendment and Waiver No. Three dated as of
                                    April 30, 2002, to the Company's Secured
                                    Super Priority Debtor In Possession
                                    Revolving Credit Agreement.

         10.2 Amendment No. Four dated as of May 10, 2002, to the Company's Secured Super Priority
                                    Debtor In Possession Revolving Credit
                                    Agreement.

         -------------------------------------------

         + Portions of this exhibit have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.