Form 10-Q
period 2002-06-30
CLASSIC COMMUNICATIONS INC
filed 2002-08-19
CIK 1069602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

              { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

   As of July 31, 2002, there were 10,618,392 shares of Class A Voting Common Stock, 7,116,973 shares of Class B Voting Common Stock and 56,928 shares of
                      Nonvoting Common Stock outstanding.

                          CLASSIC COMMUNICATIONS, INC.

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002
                                TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1     Financial Statements
           Consolidated Balance Sheets (Unaudited).......................................................4
           Consolidated Statements of Operations (Unaudited).............................................5
           Consolidated Statements of Cash Flows (Unaudited).............................................6
           Notes to Consolidated Financial Statements (Unaudited)........................................7
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations........13
Item 3     Quantitative and Qualitative Disclosures About Market Risk...................................20

PART II - OTHER INFORMATION

Item 1     Legal Proceedings............................................................................22
Item 2     Changes in Securities and Use of Proceeds....................................................23
Item 3     Defaults Upon Senior Securities..............................................................23
Item 4     Submission of Matters to a Vote of Security Holders..........................................23
Item 5     Other Information............................................................................23
Item 6     Exhibits and Reports on Form 8-K.............................................................23

SIGNATURES..............................................................................................24

                                   ----------

    This Quarterly Report on Form 10-Q is for the quarter ended June 30, 2002. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Classic," "we," "us" and "our" refer to Classic Communications, Inc. and its subsidiaries.

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

    o statements regarding our planned capital expenditures and system upgrades and

    o statements regarding the offering of video and Internet access on our systems.

    Forward-looking statements generally can also be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek," or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause such or contribute to such differences include, but are not limited to:

    o the uncertainties and/or potential delays associated with our bankruptcy proceedings and any plan of reorganization that may be filed;

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

    o   competition in the cable industry and

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          Classic Communications, Inc.

                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                                                  JUNE 30,        DECEMBER 31,
                                                                                    2002              2001
                                                                                ------------      ------------

Assets
Current:
  Cash and cash equivalents ...............................................     $      3,094      $      7,641
  Accounts receivable, net ................................................            8,219             8,047
  Prepaid expenses ........................................................            3,456             1,971
                                                                                ------------      ------------
   Total current assets ...................................................           14,769            17,659
Deferred financing costs, net .............................................            2,542             3,182
Investment in cable television systems:
  Inventory ...............................................................            6,112             7,323
  Property, plant and equipment ...........................................          393,561           385,992
  Less accumulated depreciation ...........................................         (167,707)         (144,692)
                                                                                ------------      ------------
   Property, plant and equipment, net .....................................          225,854           241,300
  Intangible assets:
   Customer relationships .................................................           41,230            85,378
   Franchise marketing rights .............................................           11,100            77,354
   Noncompete agreements ..................................................               --            24,900
   Goodwill ...............................................................               --            30,490
                                                                                ------------      ------------
                                                                                      52,330           218,122
   Less accumulated amortization ..........................................               --           (23,927)
                                                                                ------------      ------------
   Intangible assets, net .................................................           52,330           194,195
                                                                                ------------      ------------
      Total investment in cable television systems ........................          284,296           442,818
                                                                                ------------      ------------

       Total assets .......................................................     $    301,607      $    463,659
                                                                                ============      ============

Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Current:
  Accounts payable ........................................................     $      1,831      $        960
  Subscriber deposits and unearned income .................................            7,481             6,563
  Other accrued expenses ..................................................           16,214            13,103
  Accrued interest ........................................................            2,650               520
  Long-term debt ..........................................................          203,868           201,871
                                                                                ------------      ------------
   Total current liabilities ..............................................          232,044           223,017
Liabilities subject to compromise .........................................          437,154           441,400
                                                                                ------------      ------------
       Total liabilities ..................................................          669,198           664,417

Stockholders' equity (deficit):
  Preferred stock: $.01 par value; 2002 and 2001 -- 10,000,000 shares
   authorized, none issued and outstanding ................................               --                --
  Class A voting common stock: $.01 par value; 2002 and 2001 --
   120,000,000 authorized, 10,618,392 issued and outstanding ..............              106               106
  Class B voting common stock, convertible to Class A voting common stock: $.01 par value; 2002 and 2001 -- 45,000,000 authorized,
   7,116,973 issued and outstanding .......................................               71                71
  Nonvoting common stock, convertible to voting common stock: $.01 par value; 2002 and 2001 -- 7,500,000 authorized, 56,928 issued and
   outstanding ............................................................                1                 1
  Additional paid-in capital ..............................................          306,703           306,703
  Unearned compensation ...................................................             (354)             (450)
  Accumulated deficit .....................................................         (674,118)         (507,189)
                                                                                ------------      ------------

       Total stockholders' equity (deficit) ...............................         (367,591)         (200,758)
                                                                                ------------      ------------
         Total liabilities and stockholders' equity (deficit) .............     $    301,607      $    463,659
                                                                                ============      ============


                 See notes to consolidated financial statements.

                          Classic Communications, Inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30                         JUNE 30
                                                       --------------------------      --------------------------
                                                          2002            2001            2002            2001
                                                       ----------      ----------      ----------      ----------

Revenues .........................................     $   41,907      $   46,114      $   82,705      $   92,146
Operating expenses:
  Programming ....................................         14,719          15,607          29,264          31,191
  Plant and operating ............................          6,660           6,003          13,809          11,489
  General and administrative .....................          7,673           6,169          14,296          11,392
  Marketing and advertising ......................          1,000             834           1,639           1,956
  Corporate overhead .............................            601           4,546           1,204           5,700
  Depreciation and amortization ..................         21,664          25,351          41,820          50,050
  Chapter 11 related reorganization
    items ........................................          2,505              --           5,741              --
  Asset impairment ...............................        101,060              --         101,060              --
                                                       ----------      ----------      ----------      ----------
          Total operating expenses ...............        155,882          58,510         208,833         111,778
                                                       ----------      ----------      ----------      ----------
Loss from operations .............................       (113,975)        (12,396)       (126,128)        (19,632)
Interest expense .................................         (5,478)        (16,253)        (10,467)        (31,270)
Other income (expense) ...........................           (170)             77            (165)            264
                                                       ----------      ----------      ----------      ----------
Loss before cumulative effect of accounting
 change ..........................................       (119,623)        (28,572)       (136,760)        (50,638)

Cumulative effect of accounting change ...........             --              --         (30,169)             --
                                                       ----------      ----------      ----------      ----------
Net loss .........................................     $ (119,623)     $  (28,572)     $ (166,929)     $  (50,638)
                                                       ==========      ==========      ==========      ==========

Basic and diluted loss per share before
 cumulative effect of accounting change ..........     $    (6.74)     $    (1.61)     $    (7.70)     $    (2.86)

Cumulative effect of accounting change ...........             --              --           (1.70)             --
                                                       ----------      ----------      ----------      ----------
Basic and diluted loss per share .................     $    (6.74)     $    (1.61)     $    (9.40)     $    (2.86)
                                                       ==========      ==========      ==========      ==========


                 See notes to consolidated financial statements.

                          Classic Communications, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                              SIX MONTHS ENDED JUNE 30
                                                                           ------------------------------
                                                                               2002              2001
                                                                           ------------      ------------
OPERATING ACTIVITIES
Net loss .............................................................     $   (166,929)     $    (50,638)
Adjustments to reconcile net loss to net cash provided by (used
  in) operating activities:
    Cumulative effect of accounting change ...........................           30,169                --
    Provision for doubtful accounts ..................................            1,780             2,966
    Depreciation .....................................................           26,163            23,072
    Amortization of intangibles ......................................           15,656            26,978
    Impairment charge ................................................          101,060                --
    Amortization of deferred financing costs .........................              915             1,205
    Non-cash compensation ............................................               96                97
    (Gain) loss on sale/disposal of property, plant and equipment ....                5                47
    Changes in working capital:
     Change in accounts receivable ...................................           (1,952)           (3,395)
     Change in prepaid expenses ......................................           (1,485)           (1,104)
     Change in liabilities subject to compromise .....................           (4,246)               --
     Change in other accruals and payables ...........................            4,901             6,635
     Change in accrued interest ......................................            2,130             2,197
                                                                           ------------      ------------
Net cash provided by (used in) operating activities ..................            8,263             8,060
INVESTING ACTIVITIES
Inventory purchases, net of returns ..................................             (471)           (8,797)
Purchases of property, plant and equipment ...........................          (14,204)          (34,788)
Proceeds from sales of property, plant and equipment .................              143               405
Payments for intangibles .............................................               --              (143)
                                                                           ------------      ------------
Net cash provided by (used in) investing activities ..................          (14,532)          (43,323)
FINANCING ACTIVITIES
Proceeds from long-term debt .........................................            2,000            19,500
Repayments of long-term debt .........................................               (3)               (6)
Financing costs ......................................................             (275)               --
                                                                           ------------      ------------
Net cash provided by (used in) financing activities ..................            1,722            19,494
                                                                           ------------      ------------
Increase (decrease) in cash and cash equivalents .....................           (4,547)          (15,769)
Cash and cash equivalents at beginning of period .....................            7,641            19,056
                                                                           ------------      ------------
Cash and cash equivalents at end of period ...........................     $      3,094      $      3,287
                                                                           ============      ============


                 See notes to consolidated financial statements.

                          Classic Communications, Inc.
                   Notes to Consolidated Financial Statements
                               As of June 30, 2002


1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Classic Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

2. BANKRUPTCY PROCEEDINGS

    On November 13, 2001, the Company and all of its wholly owned subsidiaries filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code ("Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court"). The Company and each of its debtor subsidiaries continue to manage their businesses as a debtor-in-possession. The chapter 11 cases are being jointly administered under Case No. 01-11257. As debtors-in-possession, management is generally authorized to operate the businesses, but may not engage in certain transactions, including those outside the ordinary course of business, unless approved by the Court. After the chapter 11 filings, the Company obtained several Court orders authorizing, among other things, the payment of certain pre-petition liabilities (such as employee wages and benefits and programming fees) and certain actions designed to preserve the going concern value of the business and enhance the reorganization prospects.

    CONSEQUENCE OF FILING. Under bankruptcy law, absent a court order, actions by creditors to collect certain pre-petition indebtedness owed by the Company at the filing date are stayed and certain other pre-petition contractual obligations may not be enforced against the Company. In addition, the Company has the right, subject to Court approval and other conditions, to assume or reject certain pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. The amounts of claims filed by creditors could be significantly different from the amounts recorded by the Company. Due to material uncertainties, it is not possible to predict the length of time the Company will operate under chapter 11 protection, the outcome of the proceedings in general, whether the Company will continue to operate under its current organizational structure, the effect of the proceedings on the Company's businesses or the recovery by creditors and equity holders of the Company.

    On November 28, 2001, the United States Trustee appointed an official committee of unsecured creditors (the "Committee") to serve in the chapter 11 cases.

    The Company anticipates that substantially all liabilities of the Company as of the date of the filing will be resolved under one or more chapter 11 plans of reorganization to be proposed and voted on in the chapter 11 cases in accordance with the provisions of the Bankruptcy Code. The Company's exclusive right to propose a plan of reorganization expired on May 13, 2002. On August 14, 2002, the Committee filed a proposed plan of reorganization and related disclosure statement with the Court. The Company is currently undertaking a review of this proposed plan and disclosure statement. It is also possible one or more other parties-in-interest may propose and file their own plan or plans of reorganization with respect to the Company. There can be no assurance as to if or when any such additional plan or plans may be filed or that any such plan or plans will be confirmed by the Court and consummated.

    The Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting stakeholders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and the Company's shareholders may be substantially altered by any plan or plans of reorganization confirmed in the chapter 11 cases. There is no assurance that there will be sufficient assets to satisfy the Company's pre-petition liabilities in whole or in part, and the pre-petition creditors of some debtors may be treated differently than those of other debtors. Pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims. In addition, the interests of the Company's equity security holders will likely be substantially diluted or cancelled in whole or in part. The plan of reorganization currently proposed by the Committee does not provide for any recovery for the Company's equity security holders. As noted above, it is not possible at this time to predict the outcome of the chapter 11 cases, the final terms and provisions of any plan or plans of reorganization which may be confirmed by the Court or the final effect of the chapter 11 reorganization process on the claims of the creditors of the Company or the interests of the Company's equity security holders.

    FINANCIAL STATEMENT PRESENTATION. The accompanying Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the filing of the chapter 11 cases, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code, and subject to the Court approval or otherwise as permitted in the ordinary course of business, the Company may sell or otherwise dispose of assets or liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

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

    As reflected in the Consolidated Financial Statements, Liabilities Subject to Compromise refer to the Company's unsecured liabilities incurred prior to the commencement of the chapter 11 cases. The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the chapter 11 cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Court; (3) further developments with respect to disputed claims; (4) rejection of executory contracts and unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim or (7) other events. Payment terms for these amounts will be established in connection with the chapter 11 cases.

    Pursuant to the Bankruptcy Code, schedules have been filed by the Company with the Court setting forth the assets and liabilities of the Company as of the date of the filing. Differences between amounts recorded by the Company and claims filed by creditors will be investigated and resolved as part of the proceedings in the chapter 11 cases. The bar date for filing proofs of claim against the Company was March 29, 2002 (May 13, 2002 for governmental entities). The Company is still in the process of reviewing such claims and, therefore, the ultimate number and allowed amount of such claims are not presently known.

    From the petition date through June 30, 2002, contractual interest expense not accrued or recorded on the senior subordinated notes totaled $23.9 million, of which $4.9 million relates to 2001 and $19.0 million relates to the six months ended June 30, 2002.

    As a consequence of the filing and the impact of certain provisions of the Company's related financing agreement, as well as a cash management order entered by the Court, the Company and its subsidiaries are subject to certain restrictions, including their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates. The Company is also subject to certain restrictions set forth in its debtor-in-possession financing.

    The Company believes, based on information presently available to it, that cash available from operations and the debtor-in-possession financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the debtor-in-possession financing and the cash management order entered by the Court in connection with the chapter 11 cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code and (v) the Company's ability to maintain profitability following consummation of a plan of reorganization.

    The liabilities subject to compromise in the Consolidated Balance Sheets consist of the following items (in thousands):

                                                             JUNE 30,       DECEMBER 31,
                                                               2002             2001
                                                           ------------     ------------
         Accounts payable                                  $     23,388     $     22,633
         Subscriber deposits and unearned income                    153              164
         Other accrued expenses                                   6,838           11,828
         Accrued interest                                        28,775           28,775
         Long-term debt                                         378,000          378,000
                                                           ------------     ------------
                                                           $    437,154     $    441,400
                                                           ============     ============

    The amounts classified as chapter 11 related reorganization items in the Consolidated Statements of Operations consist of the following for the three and six months ended June 30, 2002 (in thousands):

                                       THREE MONTHS      SIX MONTHS
                                       ------------     ------------
         Professional fees             $      2,495     $      5,727
         U. S. Trustee fees                      10               14
                                       ------------     ------------
                                       $      2,505     $      5,741
                                       ============     ============

3. NEW ACCOUNTING PRONOUNCEMENTS

    In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145 ("FAS 145"), Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 eliminates the requirement under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30 ("Opinion 30"), Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of FAS 145. Accordingly, upon adoption of this pronouncement, the Company expects to reclassify a loss from early extinguishment of debt of $14.8 million, net of tax, recorded during 2000 to results from continuing operations.

4. INCOME TAXES

    The effective tax rates for the three and six months ended June 30, 2002 and 2001 differ from the statutory rates primarily due to the impact of permanent differences and increases in the valuation allowance on deferred tax assets. The Company believes it is more likely than not that such deferred tax assets will not be utilized in the near term.

5. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JUNE 30                         JUNE 30
                                                                      --------------------------      --------------------------
                                                                         2002            2001            2002            2001
                                                                      ----------      ----------      ----------      ----------
Loss before cumulative effect of accounting change ..............     $ (119,623)     $  (28,572)     $ (136,760)     $  (50,638)
Cumulative effect of accounting change ..........................             --              --         (30,169)             --
                                                                      ----------      ----------      ----------      ----------
Net loss ........................................................     $ (119,623)     $  (28,572)     $ (166,929)     $  (50,638)
                                                                      ==========      ==========      ==========      ==========
Weighted-average shares outstanding .............................         17,792          17,792          17,792          17,792
Less unvested portion of restricted stock .......................            (36)            (52)            (42)            (58)
                                                                      ----------      ----------      ----------      ----------
Adjusted weighted-average shares outstanding ....................         17,756          17,740          17,750          17,734
                                                                      ==========      ==========      ==========      ==========
Basic and diluted loss per share:
Basic and diluted loss per share before cumulative effect of
 accounting change ..............................................     $    (6.74)     $    (1.61)     $    (7.70)     $    (2.86)
Cumulative effect of accounting change ..........................             --              --           (1.70)             --
                                                                      ----------      ----------      ----------      ----------
Basic and diluted loss per share ................................     $    (6.74)     $    (1.61)     $    (9.40)     $    (2.86)
                                                                      ==========      ==========      ==========      ==========

    Warrants to purchase 153,210 shares of nonvoting common stock at $.001 per share outstanding at June 30, 2002 and 2001 were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive. Options to purchase 1,594,250 and 2,671,748 shares of common stock at a weighted average exercise price of $10.19 and $12.74 per share at June 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive.

    It is probable that any plan of reorganization ultimately approved by the Court will require the issuance of common stock or common stock equivalents. The plan of reorganization currently proposed by the Committee would entirely eliminate current equity interests.

6. CAPITALIZED INTERNAL COSTS

    Costs capitalized as part of new customer installations include materials, subcontractor costs, internal direct labor costs, including service technicians and customer care representatives and internal overhead costs incurred to connect the customer to the plant from the time of installation scheduling through the time service is activated and functioning. The overhead rates established are based on a combination of internal company-wide overhead analysis and internal time and motion studies of specific activities. These studies are updated to adjust for changes in facts and circumstances. Capitalized internal payroll costs for the three months ended June 30, 2002 and 2001 were $1.3 million and $2.3 million, respectively. For the six months ended June 30, 2002 and 2001, amounts were $3.1 million and $4.8 million, respectively. Related capitalized overhead for the three months ended June 30, 2002 and 2001 were $0.8 million and $2.8 million, respectively. For the six months ended June 30, 2002 and 2001, amounts were $3.1 million and $5.7 million, respectively.

7. LONG-LIVED ASSETS

    The Company commissioned a third party valuation that indicated certain of its long-lived assets had a then current market value below their carrying amount. The Company evaluated the ongoing value of its intangibles with definite lives as well as property, plant and equipment. Based on this valuation, the Company determined that long-lived assets with a carrying amount of $154.8 million were no longer recoverable and were in fact impaired and wrote them down to their estimated fair value of $53.7 million. Fair value was based on expected future cash flows and various interest rate assumptions. The impairment charge of $101.1 million was taken in the second quarter of 2002 resulting in a reduction to net property, plant and equipment of $5.0 million; net customer relationships of $36.2 million; net franchise marketing rights of $57.5 million and net noncompete agreements of $2.4 million. Because of deteriorating market conditions and the Company's bankruptcy proceedings, it is reasonably possible that the estimate of discounted cash flows may change materially in the near term resulting in the need to adjust the Company's determination of fair value. In addition, various parties-in-interest may promulgate different valuations of the Company's assets in connection with a plan or plans of reorganization such parties may propose. Such valuations may be significantly different than the independent third party valuation received, as such valuations may be done for different purposes, at different points in time, and may or may not have been done in compliance with appropriate Statements of Financial Accounting Standards.

8. GOODWILL

    In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Upon adoption, the Company recorded a one-time, noncash charge of $30.2 million to reduce the carrying value of its goodwill to zero. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change effective January 1, 2002. In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology.

    With adoption of the statement, the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results of the Company on a comparable basis (in thousands of dollars, except per share amounts):

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       JUNE 30                        JUNE 30
                                             --------------------------      --------------------------
                                                2002            2001            2002            2001
                                             ----------      ----------      ----------      ----------
Net loss:
  Reported net loss ....................     $ (119,623)     $  (28,572)     $ (166,929)     $  (50,638)
  Goodwill amortization ................             --           1,600              --           3,199
                                             ----------      ----------      ----------      ----------
  Adjusted net loss ....................     $ (119,623)     $  (26,972)     $ (166,929)     $  (47,439)
                                             ==========      ==========      ==========      ==========

Basic and diluted loss per share:
  Reported net loss ....................     $    (6.74)     $    (1.61)     $    (9.40)     $    (2.86)
  Goodwill amortization ................             --            0.09              --            0.18
                                             ----------      ----------      ----------      ----------
  Adjusted net loss ....................     $    (6.74)     $    (1.52)     $    (9.40)     $    (2.68)
                                             ==========      ==========      ==========      ==========

9. LONG-TERM DEBT

     Balances of amounts outstanding under the Company's various debt agreements as of June 30, 2002 are as follows (in thousands):

         Debtor-in-possession financing .........     $    4,000
         1999 credit facility:
           Revolver .............................         35,382
           Term loan B ..........................         86,562
           Term loan C ..........................         77,905
         Other ..................................             19
                                                      ----------
                                                      $  203,868
                                                      ==========

    Long-term debt subject to compromise at June 30, 2002 is as follows (in thousands):

         10.5% senior subordinated notes ........     $  225,000
         9.375% senior subordinated notes .......        150,000
         9.875% senior subordinated notes .......          3,000
                                                      ----------
                                                      $  378,000
                                                      ==========

    At June 30, 2002 and December 31, 2001, the senior subordinated notes have been reclassified as long-term debt subject to compromise in the above table and on the Consolidated Balance Sheets due to the chapter 11 bankruptcy filing. These instruments did not become subject to compromise until the bankruptcy filing.

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

    In April and May 2002, the DIP Financing was amended. The amendments, in total, waived the Company's existing defaults, reset certain financial covenants and revised and added certain provisions related to the Company's reorganization efforts. The amendments reduced the total availability of the DIP Financing from $30 million to $25 million. At June 30, 2002, there were $3.5 million of outstanding letters of credit leaving $17.5 million available for borrowing, subject to certain conditions.

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

    Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, long-lived assets, income taxes, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

BANKRUPTCY PROCEEDINGS

    On November 13, 2001, we and all of our wholly owned subsidiaries listed below filed voluntary petitions for reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Court"). The following subsidiaries filed chapter 11 petitions:

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

    We and each of our debtor subsidiaries continue to manage our businesses as a debtor-in-possession. The chapter 11 cases are being jointly administered under Case No. 01-11257. The chapter 11 cases are discussed in greater detail in the Notes to the Consolidated Financial Statements. As debtors-in-possession, management is generally authorized to operate the businesses, but may not engage in certain transactions, including those outside the ordinary course of business, unless approved by the Court. After the chapter 11 filings, we obtained several Court orders authorizing, among other things, the payment of certain pre-petition liabilities (such as employee wages and benefits and programming fees) and certain actions designed to preserve the going concern value of the business and enhance the reorganization prospects.

    CONSEQUENCE OF FILING. Under bankruptcy law, absent a court order, actions by creditors to collect certain pre-petition indebtedness owed by us at the filing date are stayed and certain other pre-petition contractual obligations may not be enforced against us. In addition, we have the right, subject to Court approval and other conditions, to assume or reject certain pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. The amounts of claims filed by creditors could be significantly different from the amounts we have recorded. Due to material uncertainties, it is not possible to predict the length of time we will operate under chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, the effect of the proceedings on our businesses or the recovery by our creditors and equity holders.

    On November 28, 2001, the United States Trustee appointed an official committee of unsecured creditors (the "Committee") to serve in the chapter 11 cases.

    We anticipate that substantially all of our liabilities as of the date of the filing will be resolved under one or more chapter 11 plans of reorganization to be proposed and voted on in the chapter 11 cases in accordance with the provisions of the Bankruptcy Code. Our exclusive right to propose a plan of reorganization expired on May 13, 2002. On August 14, 2002, the Committee filed a proposed plan of reorganization and related disclosure statement with the Court. We are currently undertaking a review of this proposed plan and disclosure statement. It is also possible one or more other parties-in-interest may propose and file their own plan or plans of reorganization. There can be no assurance as to if or when any such plan or plans may be filed or that any such additional plan or plans will be confirmed by the Court and consummated.

    The Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting stakeholders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and our shareholders may be substantially altered by any plan or plans of reorganization confirmed in the chapter 11 cases. There is no assurance that there will be sufficient assets to satisfy our pre-petition liabilities in whole or in part, and the pre-petition creditors of some debtors may be treated differently than those of other debtors. Pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims. In addition, the interests of our equity security holders will likely be substantially diluted or cancelled in whole or in part. The plan of reorganization currently proposed by the Committee does not provide for any recovery for our equity security holders. As noted above, it is not possible at this time to predict the outcome of the chapter 11 cases, the final terms and provisions of any plan or plans of reorganization which may be confirmed by the Court or the final effect of the chapter 11 reorganization process on the claims of our creditors or the interests of our equity security holders.

    FINANCIAL STATEMENT PRESENTATION. The accompanying Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the filing of the chapter 11 cases, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code, and subject to the Court approval or otherwise as permitted in the ordinary course of business, we may sell or otherwise dispose of assets or liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

    Pursuant to the Bankruptcy Code, we have filed schedules with the Court setting forth our assets and liabilities as of the date of the filing. Differences between amounts recorded by us and claims filed by creditors will be investigated and resolved as part of the proceedings in the chapter 11 cases. The bar date for filing proofs of claim against us was March 29, 2002 (May 13, 2002 for governmental entities). We are still in the process of reviewing such claims and, therefore, the ultimate number and allowed amount of such claims are not presently known.

    As a consequence of the filing and the impact of certain provisions of our related financing agreement as well as a cash management order entered by the Court, we and our subsidiaries are subject to certain restrictions, including the ability to pay dividends and to transfer cash and other assets to each other and to our affiliates. We are also subject to certain restrictions set forth in our debtor-in-possession financing.

    We believe, based on information presently available to us, that cash available from operations and the debtor-in-possession financing will provide sufficient liquidity to allow us to continue as a going concern for the foreseeable future. However, our ability to continue as a going concern (including our ability to meet post-petition obligations) and the appropriateness of using the going concern basis for our financial statements are dependent upon, among other things, (i) our ability to comply with the terms of the debtor-in-possession financing and the cash management order entered by the Court in connection with the chapter 11 cases, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash from operations, (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code and
(v) our ability to maintain profitability following consummation of a plan of reorganization.

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

            o   advertising revenues and

            o commissions related to the sale of merchandise by home shopping services.

    At June 30, 2002, our collective systems served approximately 333,000 basic subscribers who subscribe to an additional 169,000 premium services and 32,000 digital services. We also serve 4,000 data customers. We have a basic penetration rate of approximately 46%, a premium penetration rate of approximately 51% and a digital penetration rate of approximately 10%. The table below sets forth the percentage of our total revenues attributable to the various sources for the six months ended June 30, 2002:

         Basic ................             81%
         Premium ..............              8%
         Digital ..............              3%
         Data .................              1%
         Other ................              7%
                                    ----------
         Total revenues .......            100%
                                    ==========

    OPERATING EXPENSES. Our operating expenses consist primarily of (a) programming fees, (b) plant and operating costs, (c) general and administrative expenses, (d) marketing costs, (e) corporate overhead and (f) amortization and depreciation of intangible assets and property, plant and equipment. Programming fees have historically increased at rates in excess of inflation due to system acquisitions and internal growth, as well as increases in the number, quality and cost of programming services offered by us. Plant and operating costs include expenses related to wages and employee benefits of technical personnel, electricity, systems supplies, vehicles and other operating costs. General and administrative expenses include wages and employee benefits for customer service, accounting and administrative personnel, franchise fees and expenses related to billing, payment processing and office administration. Corporate overhead consists primarily of expenses incurred by our executive management, which are not directly attributable to any one system.

    NET LOSSES. The high level of depreciation and amortization associated with our acquisitions and capital expenditures related to continued construction and upgrading of the current systems, together with interest costs related to our financing activities, have contributed to our net losses. Our net losses have been further increased by costs associated with our chapter 11 bankruptcy filing.

CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are believed to be reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. We believe that certain of the accounting policies that most impact our consolidated financial statements and that require our management to make difficult, subjective or complex judgments are described below. This should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and footnote 4, "Summary of Significant Accounting Policies", in our consolidated financial statements included in our December 31, 2001 Form 10-K.

    INVESTMENT IN CABLE PROPERTIES. Our investment in cable properties represents a significant portion of our total assets. Investment in cable properties totaled $284.3 million and $442.8 million, representing approximately 94% and 96% of total assets, at June 30, 2002 and December 31, 2001, respectively. Investment in cable properties includes property, plant and equipment and various intangible assets. We have continued to invest in cable properties over the past several years as we have completed numerous acquisitions of other cable systems and increased capital expenditures to upgrade, rebuild and expand our cable systems. See "Liquidity and Capital Resources" for details of our capital expenditures.

    PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment, net, totaled $225.9 million and $241.3 million, representing approximately 75% and 52% of total assets, at June 30, 2002 and December 31, 2001, respectively. Property, plant and equipment are recorded at cost, including all direct and certain indirect costs associated with the construction of cable transmission and distribution facilities, plant enhancements and the cost of new customer installations. Costs capitalized as part of new customer installations include materials, subcontractor costs, internal direct labor costs, including service technicians and customer care representatives and internal overhead costs incurred to connect the customer to the plant from the time of installation scheduling through the time service is activated and functioning. The overhead rates established are based on a combination of internal company-wide overhead analysis and internal time and motion studies of specific activities. These studies are updated to adjust for changes in facts and circumstances. Capitalized internal payroll costs for the three months ended June 30, 2002 and 2001 were $1.3 million and $2.3 million, respectively. For the six months ended June 30, 2002 and 2001, amounts were $3.1 million and $4.8 million, respectively. Related capitalized overhead for the three months ended June 30, 2002 and 2001 were $0.8 million and $2.8 million, respectively. For the six months ended June 30, 2002 and 2001, amounts were $3.1 million and $5.7 million, respectively. The costs of disconnecting and reconnecting a customer are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to operating expense as incurred, while equipment replacements and betterments, including the replacement of drops, are capitalized.

    Depreciation expense related to property, plant and equipment totaled $26.2 million and $23.1 million, representing approximately 13% and 21% of operating expenses, for the six months ended June 30, 2002 and 2001, respectively. Depreciation is recorded using the straight-line method over management's estimate of the useful lives of the related assets primarily as follows:

         Buildings                                        30 years
         Cable television distribution systems            3-12 years
         Office furniture and equipment                   3-7 years
         Vehicles                                         5 years

    VALUATION OF LONG-LIVED ASSETS. We evaluate the recoverability of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances or fluctuations in the fair value of such assets. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.


    We commissioned a third-party valuation that indicated certain of our long-lived assets had a then current market value below their carrying amount. We evaluated the ongoing value of our intangibles with definite lives as well as property, plant and equipment. Based on this valuation, we determined that long-lived assets with a carrying amount of $154.8 million were no longer recoverable and were in fact impaired and wrote them down to their estimated fair value of $53.7 million. Fair value was based on expected future cash flows and various interest rate assumptions. The impairment charge of $101.1 million was taken in the second quarter of 2002 resulting in a reduction to net property, plant and equipment of $5.0 million; net customer relationships of $36.2 million; net franchise marketing rights of $57.5 million and net noncompete agreements of $2.4 million. Because of deteriorating market conditions and our bankruptcy proceedings, it is reasonably possible that the estimate of discounted cash flows may change materially in the near term resulting in the need to adjust our determination of fair value. In addition, various parties-in-interest may promulgate different valuations of our assets in connection with a plan or plans of reorganization such parties may propose. Such valuations may be significantly different than the independent third party valuation we received, as such valuations may be done for different purposes, at different points in time, and may or may not have been done in compliance with appropriate Statements of Financial Accounting Standards.

    The following discussion pertains to our results of operations and financial condition for the three and six months ended June 30, 2002 and 2001.

THREE MONTHS ENDED JUNE 30, 2002 VS. JUNE 30, 2001

    Revenues decreased $4.2 million from quarter to quarter. Basic subscriber declines of approximately 44,000 from period to period, mitigated by a rate increase in June 2002, resulted in a basic revenue decline of $3.9 million. Basic revenue per subscriber increased from $33.52 to $33.80. Premium revenue decreased $0.6 million as a result of premium subscriber declines of approximately 11,000 from period to period. Revenue per subscriber increased from $40.80 to $41.70.

    Operating expenses increased $95.0 million, or 162%, in the three months ended June 30, 2002. Programming expenses decreased $0.9 million primarily due to a decrease in subscribers, but were offset by increased rates charged by programming vendors. In 2002, plant and operating and general and administrative costs increased $2.2 million, or 18%. Bad debt expense decreased $1.0 million compared to the previous year's quarter while insurance related costs increased $0.6 million. Capitalization of internal costs decreased $3.0 million as our workforce transitioned from upgrade construction and new product launches to increased maintenance which requires less support from administrative departments. Corporate overhead decreased $3.9 million from quarter to quarter, primarily due to the 2001 forgiveness of an officer's debt of $0.8 million and 2001 professional fees paid for due diligence efforts and commitments related to our negotiations in potential financing and restructuring transactions in the amount of $2.7 million. Depreciation and amortization expense in 2002 was $21.7 million, a decrease of $3.7 million over the same period in 2001. The decrease is primarily due to a reduction in the carrying values of fixed assets and intangible balances due to the impairment charge taken in the third quarter of 2001 of $199.6 million. The gross balance of fixed assets and intangibles decreased from $948.4 million at June 30, 2001 to $470.1 million at June 30, 2002. In addition, we ceased amortization of goodwill in 2002. Amortization of goodwill in 2001 was $1.6 million. During the second quarter of 2002, we determined that various long-lived assets were impaired. We recognized an impairment charge of $101.1 million during the quarter.

    During the three months ended June 30, 2002, we incurred $2.5 million of chapter 11 related professional fees.

    Interest expense decreased $10.8 million, or 66%, in 2002. The decrease is primarily due to the fact that since the filing date we are not accruing or recording interest expense on our $378.0 million senior subordinated notes. Interest on the notes in 2001 was $9.5 million. The remainder of the change is due to lower effective interest rates in 2002.

    Other income decreased $0.2 million in 2002. This decrease is primarily the result of decreased interest income on cash reserves.

    No income tax benefit was recognized in 2002 or 2001. The effective tax rates for 2002 and 2001 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

    Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("FAS 142"), we recorded a one-time, noncash charge of $30.2 million to reduce the carrying value of goodwill to zero. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change effective January 1, 2002. In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology.

    As a result of the above described fluctuations in our results of operations, the net loss of $119.6 million in 2002 increased by $91.1 million, as compared to the net loss of $28.6 million in 2001.

SIX MONTHS ENDED JUNE 30, 2002 VS. JUNE 30, 2001

    Revenues decreased $9.4 million from period to period. Basic subscriber declines of approximately 44,000 from period to period, mitigated by a rate increase in June 2002, resulted in a basic revenue decline of $7.9 million. Premium revenue decreased $1.3 million as a result of premium subscriber declines of approximately 11,000 from period to period.

    Operating expenses increased $94.7 million, or 85%, in the six months ended June 30, 2002. Programming expenses decreased $1.9 million primarily due to a decrease in subscribers, but were offset by increased rates charged by programming vendors. In 2002, plant and operating and general and administrative costs increased $5.2 million, or 23%. Bad debt expense decreased $1.2 million compared to the previous year while insurance related costs increased $1.4 million. Capitalization of internal costs decreased $4.3 million as our workforce transitioned from upgrade construction and new product launches to increased maintenance which requires less support from administrative departments. Corporate overhead decreased $4.5 million from period to period, primarily due to the 2001 forgiveness of an officer's debt of $0.8 million and 2001 professional fees paid for due diligence efforts and commitments related to our negotiations in potential financing and restructuring transactions in the amount of $2.8 million. Depreciation and amortization expense in 2002 was $41.8 million, a decrease of $8.2 million over the same period in 2001. The decrease is primarily due to a reduction in the carrying values of fixed assets and intangible balances due to the impairment charge taken in the third quarter of 2001 of $199.6 million. The gross balance of fixed assets and intangibles decreased from $948.4 million at June 30, 2001 to $470.1 million at June 30, 2002. In addition, we ceased amortization of goodwill in 2002. Amortization of goodwill in 2001 was $3.2 million. During the second quarter of 2002, we determined that various long-lived assets were impaired. We recognized an impairment charge of $101.1 million during the second quarter.

    During the six months ended June 30, 2002, we incurred $5.7 million of chapter 11 related professional fees.

    Interest expense decreased $20.8 million, or 67%, in 2002. The decrease is primarily due to the fact that since the filing date we are not accruing or recording interest expense on our $378.0 million senior subordinated notes. Interest on the notes in 2001 was $19.0 million. The remainder of the change is due to lower effective interest rates in 2002.

    Other income decreased $0.4 million in 2002. This decrease is primarily the result of decreased interest income on cash reserves.

    No income tax benefit was recognized in 2002 or 2001. The effective tax rates for 2002 and 2001 differ from the statutory rates primarily due to increases in the valuation allowance on deferred tax assets.

    Upon adoption of FAS 142, we recorded a one-time, noncash charge of $30.2 million to reduce the carrying value of goodwill to zero. The charge is non-operational in nature and is reflected as a cumulative effect of an accounting change effective January 1, 2002. In calculating the impairment charge, the fair value was estimated using a discounted cash flow methodology.

    As a result of the above described fluctuations in our results of operations, the net loss of $166.9 million in 2002 increased by $116.3 million, as compared to the net loss of $50.6 million in 2001.

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

    For the six months ended June 30, 2002 and 2001, cash provided by operating activities totaled $8.3 million and $8.1 million, respectively. Cash used for investing activities totaled $14.5 million and $43.3 million for six months ended June 30, 2002 and 2001, respectively. Cash provided by financing activities was $1.7 million and $19.5 million, respectively, for the six months ended June 30, 2002 and 2001. Classic Cable, Inc.'s ("Cable") aggregate outstanding borrowings as of June 30, 2002 were $581.9 million, of which $203.9 million was collateralized by our assets.

    Free cash flow for the three months ended June 30, 2002 and 2001, before noncash charges and restructuring and financing related professional fees, was $3.6 million and ($3.0) million, respectively. For the six months ended June 30, 2002 and 2001, it was $7.9 million and ($12.9) million, respectively. Free cash flow represents earnings before interest, taxes, depreciation and amortization, and less capital expenditures. Free cash flow is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity; is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Free cash flow is included because our management believes that free cash flow is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of free cash flow may not be identical to similarly titled measures reported by other companies.

    Prior to November 2001, we were not able to generate sufficient cash flow from operations to service our debt obligations. We were also unsuccessful in our efforts to obtain additional financing and/or restructure our debt. As a result, it became necessary for us to seek protection under chapter 11 of title 11 of the United States Code.

    A final order of the Court approved a secured super-priority debtor-in-possession revolving credit agreement ("the DIP Financing") for Cable with Goldman Sachs as administrative agent, lead arranger and syndication agent. The DIP Financing is collateralized by, among other things, a senior lien on substantially all of our assets, including assets that had previously been subject to a lien. We and our subsidiaries have guaranteed the obligations under the DIP Financing and we have pledged the outstanding stock of our subsidiaries in connection with the DIP Financing. The DIP Financing expires in November 2002. The DIP Financing can be terminated if an event of default occurs and Cable can terminate portions of the revolving credit commitment in certain circumstances.

    As of June 30, 2002, we have borrowed $4.0 million against the DIP Financing. In April and May 2002, the DIP Financing was amended. The amendments, in total, waived our existing defaults, reset certain financial covenants and revised and added certain provisions related to our reorganization efforts including eliminating the deadline to file a plan of reorganization. The amendments reduced the total availability of the DIP Financing from $30 million to $25 million. At June 30, 2002, there were $3.5 million of outstanding letters of credit leaving $17.5 million available for borrowing, subject to certain conditions.

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

    We believe, based on information presently available to us, that cash available from operations and the DIP Financing will provide sufficient liquidity to allow us to continue as a going concern for the foreseeable future. However, our ability to continue as a going concern (including our ability to meet post-petition obligations) and the appropriateness of using the going concern basis for our financial statements are dependent upon, among other things, (i) our ability to comply with the terms of the DIP Financing and any cash management order entered by the Court in connection with the chapter 11 cases, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash from operations, (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code and (v) our ability to achieve profitability following consummation of a plan of reorganization.

    We have substantial ongoing capital expenditure requirements. We make capital expenditures primarily to upgrade, rebuild and expand our cable systems for the development of new products and services, and deployment of digital converters and cable modems. Upgrading our cable systems will enable us to offer an increasing variety of advanced products and services, including digital television, cable modem high-speed Internet access, video-on-demand, interactive services, additional channels and tiers and expanded pay-per-view options to a larger customer base.

    Capital expenditures for the six months ended June 30, 2002 and 2001 were approximately $14.7 million and $43.6 million, respectively. Our ability to invest in our cable systems is dependent on the availability of capital to fund such investments. We expect to spend approximately $33.8 million in 2002 on various capital projects.

    Capital expenditures consisted of the following as of June 30, 2002 and 2001 (in thousands):

                                                 SIX MONTHS ENDED JUNE 30
                                               -----------------------------
                                                   2002             2001
                                               ------------     ------------
         Internal labor and overhead           $      6,160     $     10,470
         External costs                               8,044           24,318
                                               ------------     ------------
                                               $     14,204     $     34,788
                                               ============     ============

    The following table presents capitalized internal labor and overhead, categorized by installation activity, construction projects and other activities for the six months ended June 30, 2002 and 2001 (in thousands):

                                                                                                    TOTAL
                                                 CAPITALIZED                                     CAPITALIZED
                                                INSTALLATION    CONSTRUCTION                      LABOR AND
                                                     (1)            (2)             OTHER          OVERHEAD
                                                ------------    ------------     -----------     -----------
    Six Months Ended June 30, 2002
    Direct Labor (a)                             $       880     $     2,156     $        91     $     3,127
    Overhead (b)                                       1,484           1,549              --           3,033
                                                 -----------     -----------     -----------     -----------
                                                 $     2,364     $     3,705     $        91     $     6,160
                                                 ===========     ===========     ===========     ===========

    Six Months Ended June 30, 2001
    Direct Labor (a)                             $     1,903     $     2,422     $       488     $     4,813
    Overhead (b)                                       3,331           2,326              --           5,657
                                                 -----------     -----------     -----------     -----------
                                                 $     5,234     $     4,748     $       488     $    10,470
                                                 ===========     ===========     ===========     ===========

    (1) Includes costs for initial customer installation that are capitalized in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies, paragraph 12: "Initial subscriber installation costs, including material, labor, and overhead costs of the drop, shall be capitalized."

        (a) Costs include wages of in-house installer and installer's supervisor.

        (b) Indirect costs include benefits/payroll taxes, vehicle costs, warehouse expenses and customer service representatives, among others.

    (2) Includes costs capitalized to upgrade/rebuild existing plant, build new plant (line extensions), software and infrastructure modifications.

    RECENTLY ISSUED ACCOUNTING STANDARDS. In May 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 ("FAS 145"), Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 eliminates the requirement under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30 ("Opinion 30"), Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of FAS 145. Accordingly, upon adoption of this pronouncement, we expect to reclassify a loss from early extinguishment of debt of $14.8 million, net of tax, recorded during 2000 to results from continuing operations.

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

    As of June 30, 2002, no such instruments were outstanding.

    Virtually any potential loss associated with interest rate risk is attributable to fixed-rate long-term debt instruments. As of June 30, 2002, all fixed-rate long-term debt is subject to compromise.

    While Swaps, Caps and Collars may represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the three and six months ended June 30, 2002 and 2001 was not significant.

    PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    On November 13, 2001, we and our subsidiaries filed voluntary petitions under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Court"). We and our subsidiaries remain in possession of our assets and properties and continue to operate our businesses and manage our properties as debtors-in-possession pursuant to the provisions of the Bankruptcy Code.

    In the ordinary course of business, we are the subject of various pending or threatened legal actions. Prosecution of certain of these actions may be stayed by our chapter 11 filing. We believe any ultimate liability arising from these actions should not have a material adverse effect on our consolidated financial position at June 30, 2002.

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

    In addition to the post-petition financing motion, we obtained Court authority to (1) pay certain "critical vendors and service providers" in an amount up to approximately $8 million, (2) continue use of our existing cash management system, (3) pay certain pre-petition compensation and benefits to our employees, (4) address adequate assurance demands made by utilities and (5) continue certain customer practices designed to maintain and attract customers.

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

    We also filed a motion asking the Court to extend the time in which we have an exclusive right to file a plan of reorganization from May 13, 2002 to July 15, 2002 and the exclusive period within which we could solicit acceptances of any such plan from July 9, 2002 to September 16, 2002. This motion was not approved by the Court and, as a result, we no longer have the exclusive right to file a plan of reorganization. On August 14, 2002, the Committee filed a proposed plan of reorganization and related disclosure statement with the Court. We are currently undertaking a review of this proposed plan and disclosure statement.

    On January 14, 2002, we filed a complaint against EchoStar Communications Corporation (d/b/a Dish Network) with the Court. In the complaint, we asserted EchoStar violated the automatic stay provisions of the Bankruptcy Code, tortiously interfered with our contractual and business relationships with our subscribers, published injurious falsehoods and defamed us by slander and competed unfairly. The complaint alleges EchoStar made false and intentionally misleading statements regarding our business to our subscribers to induce our subscribers to do business with EchoStar. On January 16, 2002, the Court issued a temporary restraining order restraining and enjoining EchoStar from making knowingly false or intentionally misleading statements to any existing or potential subscribers of our cable service. We subsequently withdrew our motion for a preliminary injunction and we are now proceeding with pre-trial discovery. EchoStar has filed a motion to dismiss based on lack of subject matter jurisdiction.

    In addition to the chapter 11 cases, we are involved in various claims and lawsuits incidental to our business. The outcome of such suits, however, is not expected to have a material adverse effect on our financial position or results of operations.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    As of June 30, 2002, we were in default under the senior credit agreement and our senior subordinated notes.

    See notes 2 and 9 to the consolidated financial statements in Part 1 of this Form 10-Q and "Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding these defaults. Such information is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5 - OTHER INFORMATION

    None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         Exhibit Number             Exhibit
               10.1                 Classic Cable, Inc. Executive Retention
                                    Incentive Plan*

               10.2                 Classic Cable, Inc. Amended and Restated
                                    Severance Plan*

               99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*

               99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

* filed herewith

    (b) Reports on Form 8-K

        (1) On May 1, 2002, we filed a Form 8-K announcing we issued a press release stating Cable entered into an Amendment and Waiver No. Three to its Secured Super Priority Debtor In Possession Revolving Credit Agreement.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CLASSIC COMMUNICATIONS, INC.


Date: August 19, 2002               /s/ JIMMIE TAYLOR
                                    --------------------------------------
                                    Jimmie Taylor
                                    Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   10.1                  Classic Cable, Inc. Executive Retention Incentive Plan*

   10.2                  Classic Cable, Inc. Amended and Restated Severance
                         Plan*

   99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002 (Chief Executive Officer).*

   99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002 (Chief Financial Officer).*


* filed herewith