Form 10-Q
period 2002-09-30
CLASSIC COMMUNICATIONS INC
filed 2002-11-14
CIK 1069602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                 {X} Yes { } No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 { } Yes {X} No

As of October 31, 2002, there were 10,618,392 shares of Class A Voting Common Stock, 7,116,973 shares of Class B Voting Common Stock and 56,928 shares of Nonvoting Common Stock outstanding.

                          CLASSIC COMMUNICATIONS, INC.

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002
                                TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1     Financial Statements
           Consolidated Balance Sheets (Unaudited).......................................................4
           Consolidated Statements of Operations (Unaudited).............................................5
           Consolidated Statements of Cash Flows (Unaudited).............................................6
           Notes to Consolidated Financial Statements (Unaudited)........................................7
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations........13
Item 3     Quantitative and Qualitative Disclosures About Market Risk...................................21
Item 4     Controls and Procedures......................................................................21

PART II - OTHER INFORMATION

Item 1     Legal Proceedings............................................................................22
Item 2     Changes in Securities and Use of Proceeds....................................................23
Item 3     Defaults Upon Senior Securities..............................................................23
Item 4     Submission of Matters to a Vote of Security Holders..........................................23
Item 5     Other Information............................................................................23
Item 6     Exhibits and Reports on Form 8-K.............................................................24

SIGNATURES .............................................................................................25

                                   ----------

    This Quarterly Report on Form 10-Q is for the quarter ended September 30, 2002. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Classic," "we," "us" and "our" refer to Classic Communications, Inc. and its subsidiaries.

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

    Forward-looking statements generally can also be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "seek" or "believe." We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. Factors that could cause such or contribute to such differences include, but are not limited to:

     o the uncertainties and/or potential delays associated with our bankruptcy proceedings and any plan of reorganization that has or may be filed;

     o the uncertainties and/or potential delays associated with integrating past and future acquisitions;

     o our ability to acquire or dispose of cable systems on terms favorable to us;

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          Classic Communications, Inc.

                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (unaudited)

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    2002             2001
                                                                                -------------    -------------
    Assets
    Current:
      Cash and cash equivalents .............................................   $       5,156    $       7,641
      Accounts receivable, net ..............................................           8,319            8,047
      Prepaid expenses ......................................................           2,786            1,971
                                                                                -------------    -------------
       Total current assets .................................................          16,261           17,659
     Deferred financing costs, net ..........................................           2,035            3,182
     Investment in cable television systems:
      Inventory .............................................................           6,347            7,323
      Property, plant and equipment .........................................         399,558          385,992
      Less accumulated depreciation .........................................        (180,151)        (144,692)
                                                                                -------------    -------------
       Property, plant and equipment, net ...................................         219,407          241,300
      Intangible assets:
       Customer relationships ...............................................          41,030           85,378
       Franchise marketing rights ...........................................          11,300           77,354
       Noncompete agreements ................................................              --           24,900
       Goodwill .............................................................              --           30,490
                                                                                -------------    -------------
                                                                                       52,330          218,122
       Less accumulated amortization ........................................          (2,110)         (23,927)
                                                                                -------------    -------------
       Intangible assets, net ...............................................          50,220          194,195
                                                                                -------------    -------------
          Total investment in cable television systems ......................         275,974          442,818
                                                                                -------------    -------------
           Total assets .....................................................   $     294,270    $     463,659
                                                                                =============    =============
    Liabilities and Stockholders' Equity (Deficit)
    Liabilities:
    Current:
      Accounts payable ......................................................   $       2,283    $         960
      Subscriber deposits and unearned income ...............................           7,933            6,563
      Other accrued expenses ................................................          14,993           13,103
      Accrued interest ......................................................           3,545              520
      Long-term debt ........................................................         203,866          201,871
                                                                                -------------    -------------
       Total current liabilities ............................................         232,620          223,017
    Liabilities subject to compromise .......................................         437,052          441,400
                                                                                -------------    -------------
           Total liabilities ................................................         669,672          664,417

    Stockholders' equity (deficit):
      Preferred stock: $.01 par value; 2002 and 2001 -- 10,000,000 shares
       authorized, none issued and outstanding ..............................              --               --
      Class A voting common stock: $.01 par value; 2002 and 2001 --
       120,000,000 authorized, 10,618,392 issued and outstanding ............             106              106
      Class B voting common stock, convertible to Class A voting common stock: $.01 par value; 2002 and 2001 -- 45,000,000 authorized,
       7,116,973 issued and outstanding .....................................              71               71
      Nonvoting common stock, convertible to voting common stock: $.01 par value; 2002 and 2001 -- 7,500,000 authorized, 56,928 issued and
       outstanding ..........................................................               1                1
      Additional paid-in capital ............................................         306,703          306,703
      Unearned compensation .................................................            (306)            (450)
      Accumulated deficit ...................................................        (681,977)        (507,189)
                                                                                -------------    -------------
           Total stockholders' equity (deficit) .............................        (375,402)        (200,758)
                                                                                -------------    -------------

             Total liabilities and stockholders' equity (deficit) ...........   $     294,270    $     463,659
                                                                                =============    =============

                See notes to consolidated financial statements.

                          Classic Communications, Inc.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        SEPTEMBER 30              SEPTEMBER 30
                                                                  ----------------------    ----------------------
                                                                    2002         2001         2002         2001
                                                                  ---------    ---------    ---------    ---------
Revenues ......................................................   $  44,857    $  44,338    $ 127,562    $ 136,484
Operating expenses:
  Programming .................................................      14,944       15,667       44,208       46,858
  Plant and operating .........................................       6,134        7,245       19,943       18,735
  General and administrative ..................................       7,619       10,018       21,915       21,408
  Marketing and advertising ...................................       1,366          920        3,005        2,877
  Corporate overhead ..........................................         592        4,024        1,796        9,724
  Depreciation and amortization ...............................      14,916       25,888       56,736       75,938
  Chapter 11 related reorganization
   items ......................................................       3,121           --        8,862           --
  Asset impairment ............................................          --      199,613      101,060      199,613
                                                                  ---------    ---------    ---------    ---------
          Total operating expenses ............................      48,692      263,375      257,525      375,153
                                                                  ---------    ---------    ---------    ---------
Loss from operations ..........................................      (3,835)    (219,037)    (129,963)    (238,669)
Interest expense ..............................................      (5,335)     (16,065)     (15,802)     (47,335)
Other income (expense) ........................................       1,311          (35)       1,146          229
                                                                  ---------    ---------    ---------    ---------
Loss before cumulative effect of accounting change ............      (7,859)    (235,137)    (144,619)    (285,775)
Cumulative effect of accounting change ........................          --           --      (30,169)          --
                                                                  ---------    ---------    ---------    ---------
Net loss ......................................................   $  (7,859)   $(235,137)   $(174,788)   $(285,775)
                                                                  =========    =========    =========    =========
Basic and diluted loss per share before cumulative effect of
 accounting change ............................................   $   (0.44)   $  (13.25)   $   (8.15)   $  (16.11)
Cumulative effect of accounting change ........................          --           --        (1.70)          --
                                                                  ---------    ---------    ---------    ---------
Basic and diluted loss per share ..............................   $   (0.44)   $  (13.25)   $   (9.85)   $  (16.11)
                                                                  =========    =========    =========    =========


                See notes to consolidated financial statements.

                          Classic Communications, Inc.

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                       NINE MONTHS ENDED SEPTEMBER 30
                                                                       ------------------------------
                                                                            2002           2001
                                                                         -----------    -----------
OPERATING ACTIVITIES
Net loss .............................................................   $  (174,788)   $  (285,775)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Cumulative effect of accounting change ...........................        30,169             --
    Provision for doubtful accounts ..................................         2,858          7,749
    Depreciation .....................................................        38,968         35,329
    Amortization of intangibles ......................................        17,766         40,356
    Impairment charge ................................................       101,060        199,613
    Amortization of deferred financing costs .........................         1,422          1,805
    Non-cash compensation ............................................           144            145
    (Gain) loss on sale/disposal of property, plant and
      equipment ......................................................        (1,306)           130
    Changes in working capital:
     Change in accounts receivable ...................................        (3,130)        (6,226)
     Change in prepaid expenses ......................................          (815)        (1,633)
     Change in other accruals and payables ...........................         5,116          9,527
     Change in accrued interest ......................................         3,025         16,735
     Change in liabilities subject to compromise .....................        (4,348)            --
                                                                         -----------    -----------
Net cash provided by (used in) operating activities ..................        16,141         17,755
INVESTING ACTIVITIES
Inventory purchases, net of returns ..................................        (1,036)        (6,978)
Purchases of property, plant and equipment ...........................       (20,461)       (49,576)
Proceeds from sales of property, plant and equipment .................         1,151            526
Payments for intangibles .............................................            --           (143)
                                                                         -----------    -----------
Net cash provided by (used in) investing activities ..................       (20,346)       (56,171)
FINANCING ACTIVITIES
Proceeds from long-term debt .........................................         2,000         19,500
Repayments of long-term debt .........................................            (5)           (10)
Financing costs ......................................................          (275)            --
                                                                         -----------    -----------
Net cash provided by (used in) financing activities ..................         1,720         19,490
                                                                         -----------    -----------
Increase (decrease) in cash and cash equivalents .....................        (2,485)       (18,926)
Cash and cash equivalents at beginning of period .....................         7,641         19,056
                                                                         -----------    -----------
Cash and cash equivalents at end of period ...........................   $     5,156    $       130
                                                                         ===========    ===========


                See notes to consolidated financial statements.

                          Classic Communications, Inc.
                   Notes to Consolidated Financial Statements
                            As of September 30, 2002


1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Classic Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

    CONSEQUENCE OF FILING. Under bankruptcy law, absent a court order, actions by creditors to collect certain pre-petition indebtedness owed by the Company at the filing date are stayed and certain other pre-petition contractual obligations may not be enforced against the Company. In addition, the Company has the right, subject to Court approval and other conditions, to assume or reject certain pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. Parties affected by these rejections are likely to discontinue providing services associated with the rejected agreements. The Company may not be able to replace such services in a timely manner thus causing interruption of service to certain components of its business. The amounts of claims filed by creditors could be significantly different from the amounts recorded by the Company. Due to material uncertainties, it is not possible to predict the length of time the Company will operate under chapter 11 protection, the outcome of the proceedings in general, whether the Company will continue to operate under its current organizational structure, the effect of the proceedings on the Company's businesses or the recovery by creditors and equity holders of the Company.

    On November 28, 2001, the United States Trustee appointed an official committee of unsecured creditors (the "Committee") to serve in the chapter 11 cases.

    The Company anticipates that substantially all liabilities of the Company as of the date of the filing will be resolved under a chapter 11 plan of reorganization to be proposed and voted on in the chapter 11 cases in accordance with the provisions of the Bankruptcy Code. The Company's exclusive right to propose a plan of reorganization expired on May 13, 2002. Following the termination of the Company's exclusivity, both the Committee and the Company's secured lenders (the "Lenders") filed individual proposed plans of reorganization. On October 30, 2002, the Committee and the Lenders jointly filed a proposed plan of reorganization and related disclosure statement with the Court. The Court conducted a hearing on

November 8, 2002, to consider the proposed disclosure statement. The Court entered an order approving the disclosure statement on November 12, 2002, and the Committee and the Lenders are expected to begin distributing the disclosure statement on or about November 15, 2002 to solicit approvals from the Company's creditors. The Court has set a hearing for December 10, 2002 to consider confirmation of the joint plan of reorganization. In the event the Committee and the Lenders are not able to complete all of the documentation for the proposed supplement to the joint plan of reorganization by November 20, 2002, the Court will adjourn the confirmation hearing until December 17, 2002. Due to the fact many of the circumstances surrounding the proposed joint plan of reorganization are not within the Company's control, the Company can provide no assurance as to if or when the joint plan of reorganization will be confirmed by the Court and consummated.

    The Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting stakeholders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and the Company's shareholders will, in many cases, be substantially altered by any plan or plans of reorganization confirmed in the chapter 11 cases, including the proposed joint plan of reorganization. There is no assurance that there will be sufficient assets to satisfy the Company's pre-petition liabilities in whole or in part, and the pre-petition creditors of some debtors may be treated differently than those of other debtors. Pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims. In addition, the interests of the Company's equity security holders will likely be cancelled in whole or in part, as the plan of reorganization currently jointly proposed by the Committee and the Lenders does not provide for any recovery for the Company's equity security holders. As noted above, it is not possible at this time to predict the final outcome of the chapter 11 cases. The Company's shareholders and creditors will receive copies of the disclosure statement in connection with the solicitation by the Committee and the Lenders and should refer to that document for a complete description of the proposed treatment of their claims.

    FINANCIAL STATEMENT PRESENTATION. The accompanying Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the filing of the chapter 11 cases, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code, and subject to Court approval or otherwise as permitted in the ordinary course of business, the Company may sell or otherwise dispose of assets or liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

    Substantially all of the Company's pre-petition debt is in default as a result of the bankruptcy filing. As described below, the accompanying Consolidated Financial Statements present the senior subordinated notes under the caption Liabilities Subject to Compromise. As required by SOP 90-7, the Company, beginning in the fourth quarter of 2001, recorded the Company's pre-petition debt instruments at the allowed amount, as defined by SOP 90-7.

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

    From the petition date through September 30, 2002, contractual interest expense not accrued or recorded on the senior subordinated notes totaled $33.4 million, of which $4.9 million relates to 2001 and $28.5 million relates to the nine months ended September 30, 2002.

    As a consequence of the filing and the impact of certain provisions of the Company's debtor-in-possession financing, as well as a cash management order entered by the Court, the Company and its subsidiaries are subject to certain restrictions, including their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates. The Company is also subject to certain other restrictions set forth in its debtor-in-possession financing.

    The Company believes, based on information presently available to it, that cash available from operations and the debtor-in-possession financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the debtor-in-possession financing and the cash management order entered by the Court in connection with the chapter 11 cases, (ii) the Company's ability to negotiate an extension of the due date of the debtor-in-possession financing until confirmation of a plan or, conversely, finance the outstanding borrowings if the debtor-in-possession financing were to become due and payable,
(iii) the ability of the Company to maintain adequate cash on hand, (iv) the ability of the Company to generate cash from operations, (v) confirmation of a plan or plans of reorganization under the Bankruptcy Code and (vi) the Company's ability to maintain profitability following consummation of a plan of reorganization.

    The liabilities subject to compromise in the Consolidated Balance Sheets consist of the following items (in thousands):

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        2002               2001
                                                                    -------------     -------------
                    Accounts payable                                $      23,476     $      22,633
                    Subscriber deposits and unearned income                   149               164
                    Other accrued expenses                                  6,652            11,828
                    Accrued interest                                       28,775            28,775
                    Long-term debt                                        378,000           378,000
                                                                    -------------     -------------
                                                                    $     437,052     $     441,400
                                                                    =============     =============

    The amounts classified as chapter 11 related reorganization items in the Consolidated Statements of Operations consist of the following for the three and nine months ended September 30, 2002 (in thousands):

                                                                  THREE MONTHS     NINE MONTHS
                                                                  ------------     -----------
                    Professional fees                             $      3,002     $    8,729
                    U. S. Trustee fees                                     119            133
                                                                  ------------     ----------
                                                                  $      3,121     $    8,862
                                                                  ============     ==========

3.  NEW ACCOUNTING PRONOUNCEMENTS

    In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145 ("FAS 145"), Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 eliminates the requirement under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 will not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30 ("Opinion 30"), Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of FAS 145. Accordingly, when this pronouncement becomes effective, the Company expects to reclassify a loss from early extinguishment of debt of $14.8 million, net of tax, recorded during 2000 to results from continuing operations.

4. INCOME TAXES

    The effective tax rates for the three and nine months ended September 30, 2002 and 2001 differ from the statutory rates primarily due to the impact of permanent differences and increases in the valuation allowance on deferred tax assets. The Company believes it is more likely than not that such deferred tax assets will not be utilized in the near term.

5. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30                  SEPTEMBER 30
                                                               --------------------------    --------------------------
                                                                   2002           2001           2002           2001
                                                               -----------    -----------    -----------    -----------
Loss before cumulative effect of accounting change .........   $    (7,859)   $  (235,137)   $  (144,619)   $  (285,775)
Cumulative effect of accounting change .....................            --             --        (30,169)            --
                                                               -----------    -----------    -----------    -----------
Net loss ...................................................   $    (7,859)   $  (235,137)   $  (174,788)   $  (285,775)
                                                               ===========    ===========    ===========    ===========
Weighted-average shares outstanding ........................        17,792         17,792         17,792         17,792
Less unvested portion of restricted stock ..................           (32)           (48)           (38)           (54)
                                                               -----------    -----------    -----------    -----------
Adjusted weighted-average shares outstanding ...............        17,760         17,744         17,754         17,738
                                                               ===========    ===========    ===========    ===========
Basic and diluted loss per share:
Basic and diluted loss per share before cumulative effect
 of accounting change ......................................   $     (0.44)   $    (13.25)   $     (8.15)   $    (16.11)
Cumulative effect of accounting change .....................            --             --          (1.70)            --
                                                               -----------    -----------    -----------    -----------
Basic and diluted loss per share ...........................   $     (0.44)   $    (13.25)   $     (9.85)   $    (16.11)
                                                               ===========    ===========    ===========    ===========

    Warrants to purchase 153,210 shares of nonvoting common stock at $.001 per share outstanding at September 30, 2002 and 2001 were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive. Options to purchase 1,583,500 and 2,671,748 shares of common stock at a weighted average exercise price of $10.15 and $12.74 per share at September 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share as the effect of their exercise would be antidilutive.

    It is probable that any plan of reorganization ultimately approved by the Court will require the issuance of common stock or common stock equivalents. The plan of reorganization currently proposed by the Committee and the Lenders would entirely eliminate current equity interests.

6. CAPITALIZED INTERNAL COSTS

    Costs capitalized as part of new customer installations include materials, subcontractor costs, internal direct labor costs, including service technicians and customer care representatives and internal overhead costs incurred to connect the customer to the plant from the time of installation scheduling through the time service is activated and functioning. The overhead rates established are based on a combination of internal company-wide overhead analysis and internal time and motion studies of specific activities. These studies are updated to adjust for changes in facts and circumstances. Capitalized internal payroll costs for the three months ended September 30, 2002 and 2001 were $2.1 million and $1.8 million, respectively. For the nine months ended September 30, 2002 and 2001, capitalized internal payroll costs were $5.2 million and $6.7 million, respectively. Related capitalized overhead for the three months ended September 30, 2002 and 2001 was $1.1 million and $2.4 million, respectively. For the nine months ended September 30, 2002 and 2001, related capitalized overhead was $4.2 million and $8.0 million, respectively.

7. LONG-LIVED ASSETS

    The Company commissioned a third party valuation that indicated certain of its long-lived assets had a then current market value below their carrying amount. The Company evaluated the ongoing value of its intangibles with definite lives as well as property, plant and equipment. Based on this valuation, the Company determined that long-lived assets with a carrying amount of $154.8 million were no longer recoverable and were in fact impaired and wrote them down to their estimated fair value of $53.7 million. Fair value was based on expected future cash flows and various interest rate assumptions. The impairment charge of $101.1 million was taken in the second quarter of 2002 resulting in a reduction to net property, plant and equipment of $5.0 million; net customer relationships of $36.2 million; net franchise marketing rights of $57.5 million and net noncompete agreements of $2.4 million. Because of deteriorating market conditions and the Company's bankruptcy proceedings, it is reasonably possible that the estimate of discounted cash flows may change materially in the near term resulting in the need to adjust the Company's determination of fair value. In addition, the Committee and the Lenders promulgated a different valuation of the Company's assets in connection with their joint plan of reorganization. The differences between the independent third party valuation received by the Company and the valuation contained in the joint plan of reorganization can be attributed to the fact that such valuation was done for a different purpose, at a different point in time, and may or may not have been done in compliance with appropriate Statements of Financial Accounting Standards.

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

     With adoption of the statement, the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results of the Company on a comparable basis (in thousands of dollars, except per share amounts):

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                               SEPTEMBER 30                     SEPTEMBER 30
                                       ----------------------------    ----------------------------
                                           2002            2001            2002            2001
                                       ------------    ------------    ------------    ------------
Net loss:
  Reported net loss ................   $     (7,859)   $   (235,137)   $   (174,788)   $   (285,775)
  Goodwill amortization ............             --           1,600              --           4,800
                                       ------------    ------------    ------------    ------------
  Adjusted net loss ................   $     (7,859)   $   (233,537)   $   (174,788)   $   (280,975)
                                       ============    ============    ============    ============

Basic and diluted loss per share:
  Reported net loss ................   $      (0.44)   $     (13.25)   $      (9.85)   $     (16.11)
  Goodwill amortization ............             --            0.09              --            0.27
                                       ------------    ------------    ------------    ------------
  Adjusted net loss ................   $      (0.44)   $     (13.16)   $      (9.85)   $     (15.84)
                                       ============    ============    ============    ============

9. LONG-TERM DEBT

     Balances of amounts outstanding under the Company's various debt agreements as of September 30, 2002 are as follows (in thousands):

Debtor-in-possession financing.........     $    4,000
1999 credit facility:
  Revolver..............................        35,382
  Term loan B...........................        86,562
  Term loan C...........................        77,905
Other...................................            17
                                            ----------
                                            $  203,866
                                            ==========

    Long-term debt subject to compromise at September 30, 2002 is as follows (in thousands):

                               10.5% senior subordinated notes......    $  225,000
                               9.375% senior subordinated notes.....       150,000
                               9.875% senior subordinated notes.....         3,000
                                                                        ----------
                                                                        $  378,000
                                                                        ==========

    At September 30, 2002 and December 31, 2001, the senior subordinated notes have been reclassified as long-term debt subject to compromise in the above table and on the Consolidated Balance Sheets due to the chapter 11 bankruptcy filing. These instruments did not become subject to compromise until the bankruptcy filing.

    The debtor-in-possession financing ("DIP Financing") is collateralized by, among other things, a senior lien on substantially all of the Company's assets, including assets that had previously been subject to a lien. The Company and its subsidiaries have guaranteed the obligations under the DIP Financing and the Company has pledged the outstanding stock of its subsidiaries in connection with the DIP Financing. The 1999 credit facility is collateralized by substantially all the assets of Cable. The Company has no operations of its own. The terms of these debt agreements restrict certain activities of Cable, including the incurrence of additional indebtedness and the payment of certain dividends. Accordingly, substantially all the assets and operations of Cable are restricted as to transfer to the Company and may not be available for dividends and/or debt service of the Company.

    In April, May and September 2002, the DIP Financing was amended. The amendments, in total, waived the Company's existing defaults, reset certain financial covenants, revised and added certain provisions related to the Company's reorganization efforts and extended the due date to December 11, 2002. The amendments reduced the total availability of the DIP Financing from $30 million to $25 million. At September 30, 2002, there were $3.7 million of outstanding letters of credit leaving $17.3 million available for borrowing, subject to certain conditions.

10. COMMITMENTS AND CONTINGENCIES

    The Company is currently in discussions with a service provider regarding the payment provisions of certain contracts. While it is reasonably possible that the Company may have underpaid previous amounts due under the contracts, the Company is unable to reasonably estimate such amounts based on information currently available. The Company can not guarantee that this matter will be resolved without an interruption in service from this provider, which would affect an insignificant number of the Company's customers. The Company is presently unable to determine the outcome of this uncertainty and what impact, if any, it will have on its results of operations or cash flows.

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

    CONSEQUENCE OF FILING. Under bankruptcy law, absent a court order, actions by creditors to collect certain pre-petition indebtedness owed by us at the filing date are stayed and certain other pre-petition contractual obligations may not be enforced against us. In addition, we have the right, subject to Court approval and other conditions, to assume or reject certain pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Court. Parties affected by these rejections are likely to discontinue providing services associated with the rejected agreements. We may not be able to replace such services in a timely manner thus causing interruption of service to certain components of our business. The amounts of claims filed by creditors could be significantly different from the amounts we have recorded. Due to material uncertainties, it is not possible to predict the length of time we will operate under chapter 11 protection, the outcome of the proceedings in general, whether we will continue to operate under our current organizational structure, the effect of the proceedings on our businesses or the recovery by our creditors and equity holders.

    On November 28, 2001, the United States Trustee appointed an official committee of unsecured creditors (the "Committee") to serve in the chapter 11 cases.

    We anticipate substantially all of our liabilities as of the date of the filing will be resolved under a chapter 11 plan of reorganization to be proposed and voted on in the chapter 11 cases in accordance with the provisions of the Bankruptcy Code. Our exclusive right to propose a plan of reorganization expired on May 13, 2002. Following the termination of our exclusivity rights, both the Committee and our secured lenders (the "Lenders") filed individual proposed plans of reorganization. On October 30, 2002, the Committee and the Lenders jointly filed a proposed plan of reorganization and related disclosure statement with the Court. The Court conducted a hearing on November 8, 2002, to consider the proposed disclosure statement. The Court entered an order approving the disclosure statement on November 12, 2002, and the Committee and the Lenders are expected to begin distributing the disclosure statement on or about November 15, 2002 to solicit approvals from affected parties. The Court has set a hearing for December 10, 2002 to consider confirmation of the joint plan of reorganization. In the event the Committee and the Lenders are not able to complete all of the documentation for the proposed supplement to the joint plan of reorganization by November 20, 2002, the Court will adjourn the confirmation hearing until December 17, 2002. Due to the fact many of the circumstances surrounding the proposed joint plan of reorganization are not within our control, we can provide no assurance as to if or when the joint plan of reorganization will be confirmed by the Court and consummated.

    The Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting stakeholders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and our shareholders may be substantially altered by any plan or plans of reorganization confirmed in the chapter 11 cases. There is no assurance that there will be sufficient assets to satisfy our pre-petition liabilities in whole or in part, and the pre-petition creditors of some debtors may be treated differently than those of other debtors. Pre-petition creditors may receive under a plan or plans less than 100% of the face value of their claims. In addition, the interests of our equity security holders will likely be cancelled in whole or in part, as the plan of reorganization currently jointly proposed by the Committee and the Lenders does not provide for any recovery for our equity security holders. As noted above, it is not possible at this time to predict the final outcome of the chapter 11 cases. Our shareholders and creditors will receive copies of the disclosure statement in connection with the solicitation by the Committee and the Lenders and should refer to that document for a complete description of the proposed treatment of their claims.

    FINANCIAL STATEMENT PRESENTATION. The accompanying Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the filing of the chapter 11 cases, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code, and subject to Court approval or otherwise as permitted in the ordinary course of business, we may sell or otherwise dispose of assets or liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements.

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

    As a consequence of the filing and the impact of certain provisions of our debtor-in-possession financing as well as a cash management order entered by the Court, we and our subsidiaries are subject to certain restrictions, including the ability to pay dividends and to transfer cash and other assets to each other and to our affiliates. We are also subject to certain other restrictions set forth in our debtor-in-possession financing.

    We believe, based on information presently available to us, that cash available from operations and the debtor-in-possession financing will provide sufficient liquidity to allow us to continue as a going concern for the foreseeable future. However, our ability to continue as a going concern (including our ability to meet post-petition obligations) and the appropriateness of using the going concern basis for our financial statements are dependent upon, among other things, (i) our ability to comply with the terms of the debtor-in-possession financing and the cash management order entered by the Court in connection with the chapter 11 cases, (ii) our ability to negotiate an extension of the due date of the debtor-in-possession financing until confirmation of a plan or, conversely, finance the outstanding borrowings if the debtor-in-possession financing were to become due and payable, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash from operations, (v) confirmation of a plan or plans of reorganization under the Bankruptcy Code and (vi) our ability to maintain profitability following consummation of a plan of reorganization.

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

    At September 30, 2002, our collective systems served approximately 327,000 basic subscribers who subscribe to an additional 157,000 premium services and 32,000 digital services. We also serve 7,000 data customers. We have a basic penetration rate of approximately 45%, a premium penetration rate of approximately 48% and a digital penetration rate of approximately 10%. The table below sets forth the percentage of our total revenues attributable to the various sources for the nine months ended September 30, 2002:

                           Basic                             80%
                           Premium                            8%
                           Digital                            2%
                           Data                               1%
                           Other                              9%
                                                     ----------
                           Total revenues                   100%
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

    NET LOSSES. The high level of depreciation and amortization associated with our acquisitions and capital expenditures related to continued construction and upgrading of the current systems, together with interest costs related to our financing activities, have contributed to our net losses. Our net losses have been further increased by costs associated with our chapter 11 bankruptcy filing and charges taken for the impairment of certain long-lived assets.

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

    INVESTMENT IN CABLE PROPERTIES. Our investment in cable properties represents a significant portion of our total assets. Investment in cable properties totaled $276.0 million and $442.8 million, representing approximately 94% and 96% of total assets, at September 30, 2002 and December 31, 2001, respectively. Investment in cable properties includes property, plant and equipment and various intangible assets. We have continued to invest in cable properties over the past several years as we have completed numerous acquisitions of other cable systems and increased capital expenditures to upgrade, rebuild and expand our cable systems. See "Liquidity and Capital Resources " for details of our capital expenditures.

    PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment, net, totaled $219.4 million and $241.3 million, representing approximately 75% and 52% of total assets, at September 30, 2002 and December 31, 2001, respectively. Property, plant and equipment are recorded at cost, including all direct and certain indirect costs associated with the construction of cable transmission and distribution facilities, plant enhancements and the cost of new customer installations. Costs capitalized as part of new customer installations include materials, subcontractor costs, internal direct labor costs, including service technicians and customer care representatives and internal overhead costs incurred to connect the customer to the plant from the time of installation scheduling through the time service is activated and functioning. The overhead rates established are based on a combination of internal company-wide overhead analysis and internal time and motion studies of specific activities. These studies are updated to adjust for changes in facts and circumstances. Capitalized internal payroll costs for the three months ended September 30, 2002 and 2001 were $2.1 million and $1.8 million, respectively. For the nine months ended September 30, 2002 and 2001, amounts were $5.2 million and $6.7 million, respectively. Related capitalized overhead for the three months ended September 30, 2002 and 2001 were $1.1 million and $2.4 million, respectively. For the nine months ended September 30, 2002 and 2001, amounts were $4.2 million and $8.0 million, respectively. The costs of disconnecting and reconnecting a customer are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to operating expense as incurred, while equipment replacements and betterments, including the replacement of drops, are capitalized.

    Depreciation expense related to property, plant and equipment totaled $39.0 million and $35.3 million, representing approximately 15% and 9% of operating expenses, for the nine months ended September 30, 2002 and 2001, respectively. Depreciation is recorded using the straight-line method over management's estimate of the useful lives of the related assets primarily as follows:

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

    We commissioned a third-party valuation that indicated certain of our long-lived assets had a then current market value below their carrying amount. We evaluated the ongoing value of our intangibles with definite lives as well as property, plant and equipment. Based on this valuation, we determined that long-lived assets with a carrying amount of $154.8 million were no longer recoverable and were in fact impaired and wrote them down to their estimated fair value of $53.7 million. Fair value was based on expected future cash flows and various interest rate assumptions. The impairment charge of $101.1 million was taken in the second quarter of 2002 resulting in a reduction to net property, plant and equipment of $5.0 million; net customer relationships of $36.2 million; net franchise marketing rights of $57.5 million and net noncompete agreements of $2.4 million. Because of deteriorating market conditions and our bankruptcy proceedings, it is reasonably possible that the estimate of discounted cash flows may change materially in the near term resulting in the need to adjust our determination of fair value. In addition, the Committee and the Lenders promulgated a different valuation of our assets in connection with their joint plan of reorganization. The differences between the independent third party valuation we received and the valuation contained in the joint plan of reorganization can be attributed to the fact that such valuation was done for a different purpose, at a different point in time, and may or may not have been done in compliance with appropriate Statements of Financial Accounting Standards.

    The following discussion pertains to our results of operations and financial condition for the three and nine months ended September 30, 2002 and 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. SEPTEMBER 30, 2001

    Revenues increased $0.5 million from quarter to quarter due primarily to a $1.7 million credit recognized in 2002 associated with unused coupons, partially offset by a revenue decline from customer losses. Basic subscriber declines of approximately 25,000 from period to period, mitigated by a rate increase in June 2002, resulted in a basic revenue decline of $0.9 million. Basic revenue per subscriber increased from $32.62 to $35.19. Premium revenue decreased $0.6 million as a result of premium subscriber declines of approximately 46,000 from period to period. Revenue from data customers increased $0.6 million. Total revenue per subscriber increased from $40.55 to $45.43.

    Operating expenses decreased $214.7 million, or 82%, in the three months ended September 30, 2002. Programming expenses decreased $0.7 million primarily due to a decrease in subscribers, but were offset by increased rates charged by programming vendors. In 2002, plant and operating and general and administrative costs decreased $3.5 million, or 20%. Bad debt expense decreased $3.7 million compared to the previous year's quarter while insurance related costs increased $0.3 million. Capitalization of internal costs decreased $1.0 million as our workforce transitioned from upgrade construction and new product launches to increased maintenance which requires less support from administrative departments. Corporate overhead decreased $3.4 million from quarter to quarter, primarily due to 2001 professional fees paid for due diligence efforts and commitments related to our negotiations in potential financing and restructuring transactions in the amount of $3.0 million. Depreciation and amortization expense in 2002 was $14.9 million, a decrease of $11.0 million over the same period in 2001. The decrease is primarily due to a reduction in the carrying values of fixed assets and intangible balances due to impairment charges taken in the third quarter of 2001 of $199.6 million and in the second quarter of 2002 of $101.1 million. The gross balance of fixed assets and intangibles decreased from $948.4 million at June 30, 2001 to $451.9 million at September 30, 2002. In addition, we ceased amortization of goodwill in 2002. Amortization of goodwill in 2001 was $1.6 million.

    During the three months ended September 30, 2002, we incurred $3.1 million of chapter 11 related professional fees.

    Interest expense decreased $10.7 million, or 67%, in 2002. The decrease is primarily due to the fact that since the filing date we are not accruing or recording interest expense on our $378.0 million senior subordinated notes. Interest on the notes in 2001 was $9.5 million. The remainder of the change is due to lower effective interest rates in 2002.

    Other income increased $1.3 million in 2002. This increase is primarily due to the final purchase price adjustment associated with the sale of the Breckenridge, Colorado system in 2001. We recorded an additional gain on the sale of $1.3 million in 2002 and received a final cash payment of $1.2 million.

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

    As a result of the above described fluctuations in our results of operations, the net loss of $7.9 million in 2002 decreased by $227.2 million, as compared to the net loss of $235.1 million in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. SEPTEMBER 30, 2001

    Revenues decreased $8.9 million from period to period. Revenue declines from customer losses were offset by a $1.7 million credit recognized in 2002 associated with unused coupons. Basic subscriber declines of approximately 25,000 from period to period, mitigated by rate increases in February 2001 and June 2002, resulted in a basic revenue decline of $8.8 million. Basic revenue per subscriber increased from $33.10 to $34.15. Premium revenue decreased $1.9 million as a result of premium subscriber declines of approximately 46,000 from period to period. Revenue from data customers increased $1.1 million. Total revenue per subscriber increased from $40.73 to $42.08.

    Operating expenses decreased $117.6 million, or 32%, in the nine months ended September 30, 2002. Programming expenses decreased $2.7 million primarily due to a decrease in subscribers, but were offset by increased rates charged by programming vendors. In 2002, plant and operating and general and administrative costs increased $1.7 million, or 4%. Bad debt expense decreased $4.9 million compared to the previous year while insurance related costs increased $1.7 million. Capitalization of internal costs decreased $5.4 million as our workforce transitioned from upgrade construction and new product launches to increased maintenance which requires less support from administrative departments. Corporate overhead decreased $7.9 million from period to period, primarily due to the 2001 forgiveness of an officer's debt of $0.8 million and 2001 professional fees paid for due diligence efforts and commitments related to our negotiations in potential financing and restructuring transactions in the amount of $6.2 million. Depreciation and amortization expense in 2002 was $56.7 million, a decrease of $19.2 million over the same period in 2001. The decrease is primarily due to a reduction in the carrying values of fixed assets and intangible balances due to impairment charges taken in the third quarter of 2001 of $199.6 million and in the second quarter of 2002 of $101.1 million. The gross balance of fixed assets and intangibles decreased from $917.5 million at December 31, 2000 to $451.9 million at September 30, 2002. In addition, we ceased amortization of goodwill in 2002. Amortization of goodwill in 2001 was $4.8 million.

    During the nine months ended September 30, 2002, we incurred $8.9 million of chapter 11 related professional fees.

    Interest expense decreased $31.5 million, or 67%, in 2002. The decrease is primarily due to the fact that since the filing date we are not accruing or recording interest expense on our $378.0 million senior subordinated notes. Interest on the notes in 2001 was $28.5 million. The remainder of the change is due to lower effective interest rates in 2002.

    Other income increased $0.9 million in 2002. This increase is primarily due to the final purchase price adjustment associated with the sale of the Breckenridge, Colorado system in 2001. We recorded an additional gain on the sale of $1.3 million in 2002 and received a final cash payment of $1.2 million.

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

    As a result of the above described fluctuations in our results of operations, the net loss of $174.8 million in 2002 decreased by $111.0 million, as compared to the net loss of $285.8 million in 2001.

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

    For the nine months ended September 30, 2002 and 2001, cash provided by operating activities totaled $16.1 million and $17.8 million, respectively. Cash used for investing activities totaled $20.3 million and $56.2 million for nine months ended September 30, 2002 and 2001, respectively. Cash provided by financing activities was $1.7 million and $19.5 million, respectively, for the nine months ended September 30, 2002 and 2001. Classic Cable, Inc.'s ("Cable") aggregate outstanding borrowings as of September 30, 2002 were $581.9 million, of which $203.9 million was collateralized by our assets.

    Free cash flow for the three months ended September 30, 2002 and 2001, before noncash charges and restructuring and financing related professional fees, was $5.6 million and ($6.5) million, respectively. For the nine months ended September 30, 2002 and 2001, it was $13.9 million and ($19.5) million, respectively. Free cash flow represents earnings before interest, taxes, depreciation and amortization, and less capital expenditures. Free cash flow is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or to the statement of cash flows as a measure of liquidity; is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses; and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Free cash flow is included because our management believes that free cash flow is a meaningful measure of performance as it is commonly used by the cable television industry and by the investment community to analyze and compare cable television companies. Our definition of free cash flow may not be identical to similarly titled measures reported by other companies.

    Prior to November 2001, we were not able to generate sufficient cash flow from operations to service our debt obligations. We were also unsuccessful in our efforts to obtain additional financing and/or restructure our debt. As a result, it became necessary for us to seek protection under chapter 11 of title 11 of the United States Code.

    A final order of the Court approved a secured super-priority debtor-in-possession revolving credit agreement ("the DIP Financing") for Cable with Goldman Sachs as administrative agent, lead arranger and syndication agent. The DIP Financing is collateralized by, among other things, a senior lien on substantially all of our assets, including assets that had previously been subject to a lien. We and our subsidiaries have guaranteed the obligations under the DIP Financing and we have pledged the outstanding stock of our subsidiaries in connection with the DIP Financing. The DIP Financing, as amended, expires on December 11, 2002. The DIP Financing can be terminated if an event of default occurs and Cable can terminate portions of the revolving credit commitment in certain circumstances.

    As of September 30, 2002, we have borrowed $4.0 million against the DIP Financing. In April, May and September 2002, the DIP Financing was amended. The amendments, in total, waived our existing defaults, reset certain financial covenants, revised and added certain provisions related to our reorganization efforts including eliminating the deadline to file a plan of reorganization and extended the due date. The amendments reduced the total availability of the DIP Financing from $30 million to $25 million. At September 30, 2002, there were $3.7 million of outstanding letters of credit leaving $17.3 million available for borrowing, subject to certain conditions.

    The DIP Financing and the senior credit facility are collateralized by substantially all of the assets of Cable. We have no operations of our own. Consequently, we rely on dividends from, and cash flow of, Cable to meet our debt service obligations. The terms of the DIP Financing and the senior credit facility restrict certain of our activities as well as those of Cable, including the incurrence of additional indebtedness, limits on asset sales, investments, affiliate transactions and the payment of certain dividends.

    We believe, based on information presently available to us, that cash available from operations and the DIP Financing will provide sufficient liquidity to allow us to continue as a going concern for the foreseeable future. However, our ability to continue as a going concern (including our ability to meet post-petition obligations) and the appropriateness of using the going concern basis for our financial statements are dependent upon, among other things, (i) our ability to comply with the terms of the DIP Financing and any cash management order entered by the Court in connection with the chapter 11 cases, (ii) our ability to negotiate an extension of the due date of the debtor-in-possession financing until confirmation of a plan or, conversely, finance the outstanding borrowings if the debtor-in-possession financing were to become due and payable, (iii) our ability to maintain adequate cash on hand,
(iv) our ability to generate cash from operations, (v) confirmation of a plan or plans of reorganization under the Bankruptcy Code and (vi) our ability to achieve profitability following consummation of a plan of reorganization.

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

    Capital expenditures and net inventory purchases for the nine months ended September 30, 2002 and 2001 were approximately $21.5 million and $56.6 million, respectively. Our ability to invest in our cable systems is dependent on the availability of capital to fund such investments. We expect to spend approximately $33.8 million in 2002 on various capital projects.

    Capital expenditures consisted of the following as of September 30, 2002 and 2001 (in thousands):

                                        NINE MONTHS ENDED SEPTEMBER 30
                                       ---------------------------------
                                            2002                2001
                                       -------------        ------------
Internal labor and overhead            $       9,349        $     14,703
External costs                                11,112              34,873
                                       -------------        ------------
                                       $      20,461        $     49,576
                                       =============        ============

    The following table presents capitalized internal labor and overhead, categorized by installation activity, construction projects and other activities for the nine months ended September 30, 2002 and 2001 (in thousands):

                                                                                           TOTAL CAPITALIZED
                                           CAPITALIZED                                         LABOR AND
                                          INSTALLATION(1)  CONSTRUCTION(2)      OTHER          OVERHEAD
                                          ---------------  ---------------    ---------    -----------------
Nine Months Ended September 30, 2002
Direct Labor(a)                             $    1,956      $     3,129       $     131       $     5,216
Overhead(b)                                      2,437            1,677              19             4,133
                                            ----------      -----------       ---------       -----------
                                            $    4,393      $     4,806       $     150       $     9,349
                                            ==========      ===========       =========       ===========
Nine Months Ended September 30, 2001
Direct Labor(a)                             $    2,707      $     3,441       $     510       $     6,658
Overhead(b)                                      4,737            3,308              --             8,045
                                            ----------      -----------       ---------       -----------
                                            $    7,444      $     6,749       $     510       $    14,703
                                            ==========      ===========       =========       ===========

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

    As of September 30, 2002, no such instruments were outstanding.

    Virtually any potential loss associated with interest rate risk is attributable to fixed-rate long-term debt instruments. As of September 30, 2002, all fixed-rate long-term debt is subject to compromise.

    While Swaps, Caps and Collars may represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the three and nine months ended September 30, 2002 and 2001 was not significant.

ITEM 4 - CONTROLS AND PROCEDURES

    Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

    On March 13, 2002, we filed a motion asking the Court to extend the time in which we had an exclusive right to file a plan of reorganization to May 13, 2002 and to extend the exclusive period within which we could solicit acceptances of any such plan of reorganization through July 9, 2002. This motion was approved by the Court on April 15, 2002. In addition, on April 15, 2002, the Court entered an order approving the amendment to our DIP Financing.

    We later filed a motion asking the Court to extend the time in which we have an exclusive right to file a plan of reorganization from May 13, 2002 to July 15, 2002 and the exclusive period within which we could solicit acceptances of any such plan from July 9, 2002 to September 16, 2002. This motion was not approved by the Court and, as a result, we no longer have the exclusive right to file a plan of reorganization.

    On August 14, 2002, the official committee of unsecured creditors (the "Committee") filed a proposed plan of reorganization and related disclosure statement with the Court. On September 13, 2002, our secured lenders filed their own proposed plan of reorganization and related disclosure statement. Following several amendments to these plans and negotiations between the Committee and our secured lenders, the Committee and the secured lenders filed a proposed joint plan of reorganization and related disclosure statement with the Court on October 30, 2002.

     The Court conducted a hearing on November 8, 2002, to consider the proposed disclosure statement. The Court entered an order approving the disclosure statement on November 12, 2002, and the Committee and the secured lenders are expected to begin distributing the disclosure statement on or about November 15, 2002 to solicit approvals from affected parties. The Court has set a hearing for December 10, 2002 to consider confirmation of the joint plan of reorganization. In the event the Committee and the secured lenders are not able to complete all of the documentation for the proposed supplement to the joint plan of reorganization by November 20, 2002, the Court will adjourn the confirmation hearing until December 17, 2002. Due to the fact many of the circumstances surrounding the proposed joint plan of reorganization are not within our control, we can provide no assurance as to if or when the joint plan of reorganization will be confirmed by the Court and consummated.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    As of September 30, 2002, we were in default under the senior credit agreement and our senior subordinated notes.

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

    None

ITEM 5 - OTHER INFORMATION

    None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit Number    Exhibit

         10.1* Amendment No. Five dated as of September 30, 2002, to the Company's Secured Super Priority Debtor In Possession Revolving Credit Agreement.

         99.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

         99.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

*Filed herewith.

(b)      Reports on Form 8-K

         (1) On August 16, 2002, we filed a Form 8-K announcing we issued a press release stating the Official Committee of Unsecured Creditors had filed a proposed plan of reorganization and related disclosure statement on August 14, 2002, with the United States Bankruptcy Court for the District of Delaware.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CLASSIC COMMUNICATIONS, INC.


Date: November 14, 2002                       /s/ JIMMIE TAYLOR
                                              ---------------------------------
                                              Jimmie Taylor
                                              Chief Financial Officer

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Dale Bennett, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of the Registrant;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ Dale Bennett
                                           -------------------------------------
                                           Dale Bennett
                                           Chief Operating Officer and President
                                           November 14, 2002

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Jimmie Taylor, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of the Registrant;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                     /s/ Jimmie Taylor
                                                     -------------------------
                                                     Jimmie Taylor
                                                     Chief Financial Officer
                                                     November 14, 2002

                                INDEX TO EXHIBITS

Exhibit Number        Exhibit
--------------        -------
    10.1*             Amendment No. Five dated as of September 30, 2002, to the Company's Secured
                      Super Priority Debtor In Possession Revolving Credit Agreement.

    99.1*             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

    99.2*             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

* Filed herewith.